Form 10-Q
period 2020-06-30
Therapeutics Acquisition Corp.
filed 2020-08-20
CIK 1811764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Therapeutics Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39373	85-0800493
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

200 Berkeley Street

18th Floor

Boston, MA 02116

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (617) 778.2500

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RACA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☒     No     ☐

As of August 14, 2020, 14,041,000 Class A common stock, par value $0.0001, and 3,392,500 Class B common stock, par value $0.0001, were issued and outstanding.

Therapeutics Acquisition Corp.

d/b/a Research Alliance Corp. I

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED Condensed BALANCE SHEET

June 30, 2020
ASSETS
Cash	$64,690
Total Current Assets	64,690
Deferred offering costs	449,452
Total Assets	$514,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,108
Accrued expenses	227,403
Notes payable – related party	275,000
Total Current Liabilities	508,511
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, none outstanding	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,392,500 issued and outstanding(1)	339
Additional paid-in capital	24,661
Accumulated deficit	(19,369)
Total Stockholders’ Equity	5,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$514,142

(1) This number includes up to 442,500 shares of Class B common stock held by the Sponsor that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED Condensed STATEMENT OF OPERATIONS

For the period from April 15, 2020 (inception) through June 30, 2020
Formation and operating costs	$19,369
Net loss	$(19,369)
Weighted average shares outstanding, basic and diluted(1)	3,392,500
Basic and diluted net loss per share	$(0.01)

(1) This number includes an aggregate of up to 442,500 shares of Class B common stock held by the Sponsor subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeitures.

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED Condensed STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the period from April 15, 2020 (inception) through June 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 15, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor(1)	-	-	3,392,500	339	24,661	-	25,000
Net loss	-	-	-	-	-	(19,369)	(19,369)
Balance – June 30, 2020	-	$-	3,392,500	$339	$24,661	$(19,369)	$5,631

(1) This number includes up to 442,500 shares of Class B common stock held by the Sponsor that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeitures.

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED Condensed STATEMENT OF CASH FLOWS

Period From April 15, 2020 (Inception) to June 30, 2020
Cash Flows from Operating Activities
Net loss	$(19,369)
Changes in operating assets and liabilities:
Accounts payable	1,363
Net cash used in operating activities	(18,006)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Deferred offering costs	(217,304)
Proceeds from related party note	275,000
Net cash provided by financing activities	82,696

Net Change in Cash	64,690
Cash – beginning of the period	-
Cash – end of the period	$64,690

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$227,403
Deferred offering costs included in accounts payable	$4,745

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

NOTES TO UNAUDITED Condensed FINANCIAL STATEMENTS

1.	Organization, Business Operations and Basis of Presentation

Therapeutics Acquisition Corp. d/b/a Research Alliance Corp. I (the "Company") is a blank check company incorporated on April 15, 2020 (inception) as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus on industries that complement its management team's background, and to capitalize on the ability of its management team to identify and acquire a business, focusing on the healthcare industry. In particular, the Company will target companies in the biotechnology sector where its management has extensive investment experience. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from April 15, 2020 (inception) through June 30, 2020 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company's sponsor is Therapeutics Acquisition Holdings LLC, a Delaware limited liability company (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on July 7, 2020. On July 10, 2020, the Company consummated the Initial Public Offering, and sold 13,570,000 shares of Class A common stock for $10.00 per share, generating gross proceeds of $135.7 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions (Note 5).

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 471,400 shares of Class A Common Stock (the "Private Placement Shares") at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of approximately $4.7 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of the Company’s initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A common stock sold in the Company’s Initial Public Offering if the Company has not consummated a Business Combination within 24 months of the closing of its Initial Public Offering or with respect to any other material provisions relating to our stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by the Company to purchase Offering Shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the Company fails to consummate a Business Combination within 24 months of the closing of the Initial Public Offering).

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Company’s Initial Public Offering and the sale of the Private Placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Upon the closing of the Initial Public Offering, $135,700,000 ($10 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Shares were placed in a trust account ("Trust Account"), located in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

The Company will provide the holders of its outstanding shares of Class A common stock, par value $0.0001 (the "Class A common stock"), sold in the Initial Public Offering (the "Stockholders") with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, directors and executive officers have agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, directors and executive officers have agreed to waive its redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares owned by it in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company's second amended and restated certificate of incorporation provides that a Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, directors and executive officers have agreed not to propose an amendment to the second amended and restated certificate of incorporation to modify the substance or timing of the Company's obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or with respect to any other material provisions relating to stockholders' rights or pre-initial Business Combination activity, unless the Company provides the stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 10, 2022 (the "Combination Period"), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to the Company's obligations to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, directors and executive officers have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, directors or executive officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company's Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 15, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on July 9, 2020 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on July 16, 2020.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. This number includes an aggregate of up to 442,500 shares of Class B common stock held by the Sponsor subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeiture. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the unaudited condensed balance sheet.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. $8.1 million of offering-costs and were charged to stockholders’ equity upon the completion of the Initial Public Offering in July 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's unaudited condensed financial statements.

Note 3 — Initial Public Offering

On July 10, 2020, pursuant to the Initial Public Offering, the Company sold 13,570,000 shares of Class A common stock (the “Public Shares”), including the issuance of 1,770,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating gross proceeds to the Company of $135.7 million.

Note 4 — Related Party Transactions

Founder Shares

On April 30, 2020, the Sponsor paid $25,000 in consideration for 2,875,000 shares (the "Founder Shares") of the Company's common stock, par value $0.0001 per share (the "common stock").

On July 8, 2020 the Company effected a 1:1.18 stock split resulting in the initial stockholders holding 3,392,500 Founder Shares, of which up to an aggregate of 442,500 shares were subject to forfeiture. Unless the context otherwise implies, all share and per-share amounts in these financial statements have been retroactively restated to reflect the stock split.

The Company filed an Amended and Restated Certificate of Incorporation on June 15, 2020, such that the Company is authorized to issue shares of Class B common stock. Pursuant to the amendment, the Founder Shares were converted into shares of Class B common stock.

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company's initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Company’s Sponsor had agreed to forfeit up to 442,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these Founder Shares are no longer subject to forfeiture.

The Sponsor, directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company's stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased 471,400 Private Placement Shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $4.7 million. The Private Placement Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1.

The Sponsor and the Company's officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On April 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In May 2020, the Company borrowed $275,000 under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $275,000 were repaid in full in July 2020.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of June 30, 2020, the Company had no outstanding Working Capital Loans.

Private Placement of Common Stock

The Sponsor has indicated an interest to purchase $25 million of the Company's common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

Note 5 — Commitments and Contingencies

Registration Rights

Holders of the Founder Shares will be entitled to registration rights with respect to the Founder Shares and Private Placement Shares (in the case of the Founder Shares, only after conversion of such shares into shares of Class A common stock) pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. Holders of the Founder Shares and Private Placement Shares are entitled to certain demand and "piggyback" registration and stockholder rights. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,770,000 additional shares of Class A common stock to cover over-allotments, if any, at $10.00 per share, less underwriting discounts and commissions. The underwriters exercised this option in full on July 10, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $2.7 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per share, or approximately $4.8 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholder's Equity

Class A common stock – The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. As of June 30, 2020 there were no Class A shares issued or outstanding. Subsequent to the completion of the IPO on July 10, 2020, there was 14,041,000 Class A shares issued and outstanding.

Class B common stock – The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,392,500 shares of common stock that were outstanding became shares of Class B common stock, of which 442,500 share were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company's issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on July 10, 2020; thus these Founder Shares are no longer subject to forfeiture.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement shares). The Company’s Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of June 30, 2020, there was no preferred stock outstanding.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Other than as described in these unaudited condensed financial statements in relation to the Company's stock split (Note 4), repayment of the Note (Note 4) and Initial Public Offering (Note 3) and related transactions, the Company did not identify and other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Therapeutics Acquisition Corp d/b/a Research Alliance Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on April 15, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the shares, our shares, debt or a combination of cash, equity, and debt.

The registration statement for our Initial Public Offering was declared effective on July 7, 2020. On July 10, 2020, we consummated the Initial Public Offering of 13,570,000 shares of Class A common stock at $10.00 per share, generating gross proceeds of $135.7 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 471,400 shares of Class A Common Stock (the “Private Placement” or “Private Placement Shares”) at a price of $10.00 per Private Placement Share to our sponsor, Therapeutics Acquisition Holdings LLC (our “Sponsor”), generating gross proceeds of approximately $4.7 million.

Upon the closing of the Initial Public Offering and Private Placement, $135,700,000 ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders' rights or pre-initial Business Combination activity and (c) the redemption of all of our public shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offer, subject to applicable law.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 10, 2022 (the "Combination Period"), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law.

The issuance of additional shares in a Business Combination:

▪ may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the shares of Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock;

▪ may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our shares of Class A common stock;

▪ could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

▪ may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

▪ may adversely affect prevailing market prices for our shares of Class A common stock. Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

▪ default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

▪ acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves (in the absence of a waiver or renegotiation of that covenant);

▪ our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

▪ our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

▪ our inability to pay dividends on our shares of Class A common stock;

▪ using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

▪ limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

▪ increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

▪ limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2020, we had $0.1 million in cash and deferred offering costs of approximately $0.4 million. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering. Following our Initial Public Offering, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of our Initial Public Offering.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan us up to $300,000 to cover our expenses in connection with our Initial Public Offering. The net proceeds from (i) the sale of the shares of Class A common stock in our Initial Public Offering, after deducting offering expenses of $0.6 million, underwriting commissions of $2.7 million (excluding deferred underwriting commissions of $4.8 million), and (ii) the sale of the Private Placement Shares for a purchase price of $4.7 million will be $137.1 million. $135.7 million will be held in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1.3 million will not be held in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income to pay our income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial Business Combination, we will have available to us the $1.3 million of proceeds held outside the trust account, as well as certain funds that can be made available to us through loans from our Sponsor. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $100,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial Business Combination target; $55,000 for Nasdaq continued listing fees; and $345,000 for general working capital that will be used for miscellaneous expenses and reserves. RA Capital will provide us office space and administrative and support services free of charge.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a "no-shop" provision (a provision designed to keep target businesses from "shopping" around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a "no-shop" provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Related Party Transactions

Founder Shares

On April 30, 2020, our Sponsor paid $25,000 in consideration for 2,875,000 shares (the "Founder Shares") of the Company's common stock, par value $0.0001 per share (the "common stock"). In June 2020, our Sponsor transferred 30,000 founder shares to each of Messrs. Grau, Gray and Lubner.

We filed an Amended and Restated Certificate of Incorporation on June 15, 2020, such that we are authorized to issue shares of Class B common stock. Pursuant to the amendment, the Founder Shares were converted into shares of Class B common stock. On July 8, 2020, we effected a 1:1.18 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 3,286,300 founder shares and there being an aggregate of 3,392,500 founder shares outstanding.

The Founder Shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in Note 6 of our unaudited condensed financial statements. Our Sponsor has agreed to forfeit up to 442,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these Founder Shares are no longer subject to forfeiture.

Our Sponsor, directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased 471,400 Private Placement Shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $4.7 million. The Private Placement Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1 of our unaudited condensed financial statements.

The Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On April 30, 2020, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In May 2020, we borrowed $275,000 under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $275,000 were repaid in full in July 2020.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required ("Working Capital Loans"). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share.

Private Placement of Common Stock

The Sponsor has indicated an interest to purchase $25,000,000 of our common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares.

Commitments and Contingencies

Registration Rights

Holders of the Founder Shares will be entitled to registration rights with respect to the Founder Shares and Private Placement Shares (in the case of the Founder Shares, only after conversion of such shares into shares of Class A common stock) pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. Holders of the Founder Shares and Private Placement Shares are entitled to certain demand and "piggyback" registration and stockholder rights. However, the registration and stockholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,770,000 additional shares of Class A common stock to cover over-allotments, if any, at $10.00 per share, less underwriting discounts and commissions. The underwriters exercised this option in full on July 10, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $2.7 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per share, or approximately $4.8 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on July 7, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 10, 2020, we consummated the Initial Public Offering of 13,570,000 shares of Class A common stock, including the issuance of 1,770,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $135,700,000. Jefferies LLC acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239196). The Securities and Exchange Commission declared the registration statements effective on July 7, 2020. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “TXAC” on July 8, 2020.

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale of 471,400 shares of Class A common stock at a purchase price of $10.00 per Private Placement Share, to our Sponsor, generating gross proceeds to us of approximately $4,714,000. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of our initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of the shares of Class A common stock sold in our Initial Public Offering if we have not consummated a Business Combination within 24 months of the closing of our Initial Public Offering or with respect to any other material provisions relating to our stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by us to purchase the Initial Public Offering shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the we fail to consummate a Business Combination within 24 months of the closing of the IPO).

A total of $135,700,000, comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Shares, were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $2,714,000 in underwriting discounts and commissions and $588,042 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $4,749,500 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

1.1	Underwriting Agreement dated July 7, 2020 by and among the Registrant and Jefferies, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020)

3.1	2nd Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020)

10.1	Investment Management Trust Agreement, dated July 7, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.2	Registration and Stockholder Rights Agreement, dated July 7, 2020, by and among the Company, Therapeutics Acquisition Holdings, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.3	Private Placement Class A Common Stock Purchase Agreement, dated July 7, 2020 by and among the Company and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.4	Private Placement Class A Common Stock Purchase Agreement, dated July 8, 2020 by and among the Company and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.5	Letter Agreement, dated July 7, 2020, by and among the Company, its officers, its directors and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 20th day of August, 2020.

THERAPEUTICS ACQUISITION CORP.

By:	/s/ Matthew Hammond
	Name:	Matthew Hammond
	Title:	Chief Financial Officer