Form 10-Q
period 2020-09-30
Therapeutics Acquisition Corp.
filed 2020-11-02
CIK 1811764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, 14,041,400 Class A common stock, par value $0.0001, and 3,392,500 Class B common stock, par value $0.0001, were issued and outstanding.

Therapeutics Acquisition Corp.

d/b/a Research Alliance Corp. I

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months Ended September 30, 2020 and for the period from April 15, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the period from April 15, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the period from April 15, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020
ASSETS
Cash	$1,141,327
Prepaid expenses	123,817
Total current assets	1,265,144
Marketable securities held in Trust Account	135,702,974
Total Assets	$136,968,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,186
Accrued expenses	46,548
Total current liabilities	51,734
Deferred underwriting commissions payable	4,749,500
Total Liabilities	4,801,234

Commitments and Contingencies

Class A Common stock subject to possible redemption, 12,716,688, shares at $10.00 per share	127,166,880
Stockholders’ Equity
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 1,324,712 shares issued and outstanding (excluding 12,716,688 shares subject to possible redemption) at September 30, 2020	132
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,392,500 shares issued and outstanding at September 30, 2020	339
Additional paid-in capital	5,184,241
Accumulated deficit	(184,708)
Total Stockholders’ Equity	5,000,004
Total Liabilities and Stockholders' Equity	$136,968,118

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2020	Period from April 15, 2020 (Inception) to September 30, 2020
Formation and operating costs	$168,313	$187,682
Loss from operations	(168,313)	(187,682)

Other income:
Interest earned on marketable securities held in Trust Account	2,974	2,974

Net loss	$(165,339)	$(184,708)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	13,570,000	13,570,000
Basic and diluted income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	3,812,661	3,622,588
Basic and diluted net loss per share, Class B	$(0.04)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 15, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,392,500	339	24,661	-	25,000
Net loss	-	-	-	-	-	(19,369)	(19,369)
Balance – June 30, 2020	-	$-	3,392,500	$339	$24,661	$(19,369)	$5,631
Issuance of Class A common stock in initial public offering, net of issuance costs of $8.1 million	13,570,000	1,357			127,611,235		127,612,592
Issuance of Class A common stock to Sponsor in a private placement	471,400	47			4,713,953		4,714,000
Class A Common Stock subject to possible redemption	(12,716,688)	(1,272)			(127,165,608)		(127,166,880)
Net loss						(165,339)	(165,339)
Balance – September 30, 2020	1,324,712	$132	3,392,500	$339	$5,184,241	$(184,708)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from April 15, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities
Net loss	$(184,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,974)
Changes in operating assets and liabilities:
Prepaid expenses	(123,817)
Accounts payable and accrued expenses	51,734
Net cash used in operating activities	(259,765)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(135,700,000)
Net cash used in investing activities	(135,700,000)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor in a Private Placement	4,714,000
Proceeds from issuance of Class A redeemable common stock, gross	135,700,000
Proceeds from issuance of Class B Common Stock	25,000
Payment of offering costs	(3,337,908)
Proceeds from related party note	277,687
Repayment of related party note	(277,687)
Net cash provided by financing activities	137,101,092
Net Change in Cash	1,141,327
Cash – beginning of the period	-
Cash – end of the period	$1,141,327
Supplemental disclosure of noncash activities:
Deferred underwriting commissions payable in connection with the initial public offering	$4,749,500
Initial classification of Class A common stock subject to possible redemption	$127,365,550
Change in value of Class A common stock subject to possible redemption	$198,670

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from April 15, 2020 (inception) through September 30, 2020 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below, and since offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 471,400 shares of Class A Common Stock (the "Private Placement Shares") at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of approximately $4.7 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of the Company’s initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A common stock sold in the Company’s Initial Public Offering if the Company has not consummated a Business Combination within 24 months of the closing of its Initial Public Offering or with respect to any other material provisions relating to the Company's stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by the Company to purchase Offering Shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the Company fails to consummate a Business Combination within 24 months of the closing of the Initial Public Offering).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 15, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on July 9, 2020 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on July 16, 2020.

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

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had $1.1 million in its operating bank account, and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, the Company's liquidity needs had been satisfied through the capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a loan of up to $300,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company's liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, the Company believes that it will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Net Income (loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. The Company has not considered the effect of the private placement shares to purchase 471,400 shares of Class A common stock in the calculation of diluted income per share, as the Sponsor, directors and executive officers have agreed to waive their liquidation rights with respect to these shares.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $2,974 for the three month and inception to date period ended September 30, 2020, by the weighted average number of Class A redeemable common stock of 13,570,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock (the “Class B common stock”), including the 471,400 private placement shares, for the three months ended September 30, 2020 is calculated by dividing the net loss of $165,339, less income attributable to Class A redeemable common stock of $2,974, by the weighted average number of Class B common stock outstanding for the period. Net loss per common share, basic and diluted, for Class B common stock for the inception to date period ended September 30, 2020 is calculated by dividing the net loss of $184,708, less income attributable to Class A redeemable common stock of $2,974, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, the 12,716,688 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders' equity upon the completion of the Initial Public Offering in July 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2020.

The Company’s currently taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from April 15, 2020 (inception) through September 30, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended September 30, 2020 and for the period from April 15, 2020 (inception) through September 30, 2020 was 0%, which differs from the expected income tax rate due to start-up costs (discussed above) which are not currently deductible.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

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

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company's initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Company’s Sponsor had agreed to forfeit up to 442,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture.

The Sponsor, directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company's stockholders having the right to exchange their Class A common stock for cash, securities or other property.

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

Related Party Loans

On April 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was noninterest bearing, unsecured and due on the date the Company consummates the Initial Public Offering or the date on which the Company determines not to conduct the Initial Public Offering. The Company borrowed approximately $277,687 under the Note, and fully repaid the Note in full in July 2020.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Private Placement of Common Stock

The Sponsor has indicated an interest to purchase $25.0 million of the Company's common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

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

Note 6 — Stockholders' Equity

Class A common stock – The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there was 14,041,400 Class A shares issued and outstanding, including 12,716,688 subject to possible redemption.

Class B common stock – The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,392,500 shares of common stock that were outstanding became shares of Class B common stock, of which 442,500 share were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company's issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on July 10, 2020; thus these Founder Shares were no longer subject to forfeiture.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement shares).

The Company’s Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred stock – The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2020, there was no preferred stock outstanding.

Note 7 – Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Marketable securities held in Trust Account	$135,702,974	$135,702,974	$-	$-
Total	$135,702,974	$135,702,974	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2020 and for the period from April 15, 2020 (inception) through September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Therapeutics Acquisition Corp. d/b/a Research Alliance Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying financial statements, as of September 30, 2020, we had $1.1 million in cash. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2020, we had a net loss of $165,339, which consists of operating costs of $168,313, offset by interest income on marketable securities held in the Trust Account of $2,974.

For the period from April 15, 2020 (inception) through September 30, 2020, we had a net loss of $184,708, which consists of formation and operating costs of $187,682, offset by interest income on marketable securities held in the Trust Account of $2,974.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan us up to $300,000 to cover our expenses in connection with our Initial Public Offering.

The net proceeds from (i) the sale of the shares of Class A common stock in our Initial Public Offering, after deducting offering expenses of $0.6 million, underwriting commissions of $2.7 million (excluding deferred underwriting commissions of $4.8 million), and (ii) the sale of the Private Placement Shares for a purchase price of $4.7 million generated net proceeds of $137.1 million. $135.7 million was placed within the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As of September 30, 2020, we had cash and cash equivalents of $1.1 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Related Party Transactions

Founder Shares

On April 30, 2020, our Sponsor paid $25,000 in consideration for 2,875,000 shares (the "Founder Shares") of the Company's common stock, par value $0.0001 per share (the "common stock"). In June 2020, our Sponsor transferred 30,000 founder shares to each of Messrs. Grau, Gray and Lubner.

We filed an Amended and Restated Certificate of Incorporation on June 15, 2020, such that we are authorized to issue shares of Class B non-redeemable common stock (the “Class B common stock”). Pursuant to the amendment, the Founder Shares were converted into shares of Class B common stock. On July 8, 2020, we effected a 1:1.18 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 3,286,300 founder shares and there being an aggregate of 3,392,500 founder shares outstanding.

The Founder Shares will automatically convert into shares of Class A common stock, par value $0.0001 (the "Class A common stock") at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in Note 6 of our unaudited financial statements. Our Sponsor had agreed to forfeit up to 442,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On July 10, 2020, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture.

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

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased 471,400 Private Placement Shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $4.7 million. The Private Placement Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1 of our unaudited financial statements.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required ("Working Capital Loans"). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of September 30, 2020, no Working Capital Loans were outstanding.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $4.8 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class B common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 10, 2020, we consummated the Initial Public Offering of 13,570,000 shares of Class A common stock, including the issuance of 1,770,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $135,700,000. Jefferies LLC acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239196). The Securities and Exchange Commission declared the registration statements effective on July 7, 2020. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “RACA” on July 8, 2020.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 2nd day of November, 2020.

THERAPEUTICS ACQUISITION CORP.

By:	/s/ Matthew Hammond
	Name:	Matthew Hammond
	Title:	Chief Financial Officer