Form 10-K
period 2020-12-31
Therapeutics Acquisition Corp.
filed 2021-03-04
CIK 1811764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Therapeutics Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39373	85-0800493
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐ No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐ No     ☒

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

As of March 4, 2021, 14,041,400 Class A common stock, par value $0.0001, and 3,392,500 Class B common stock, par value $0.0001, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Form 10-K are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of an active trading market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

Item 1. Business

Introduction

Therapeutics Acquisition Corp. d/b/a Research Alliance Corp. I (the "Company") is a blank check company incorporated on April 15, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination targe. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the shares, our shares, debt of a combination of cash, equity and, debt.

On July 10, 2020, we consummated the initial public Offering of 13,570,000 shares of Class A common stock at $10.00 per share, generating gross proceeds of $135.7 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated a private sale of 471,400 shares of Class A Common Stock (the “Private Placement” or “Private Placement Shares”) at a price of $10.00 per Private Placement Share to our sponsor, Therapeutics Acquisition Holdings LLC (our “Sponsor”), generating gross proceeds of approximately $4.7 million.

Following the closing of the initial public offering, an amount of $135.7 million from the net proceeds of the sale of the Units in the initial public offering and the sale of the private placement shares was placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the initial public offering, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights pre-initial Business Combination activity and (c) the redemption of all our public shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offer, subject to applicable law.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business focusing on the healthcare industry, with an emphasis on the biotechnology sector where our management has extensive investment experience.

Our sponsor, Therapeutics Acquisitions Holdings LLC, is an affiliate of RA Capital, a leading life sciences focused investment firm. We believe the experience of our team and broad network of strategic relationships with healthcare companies will allow us to source, identify and execute an attractive transaction for our stockholders.

RA Capital invests across the capital structure and throughout a company’s growth cycle, which provides access to a broad universe of management teams and companies seeking flexible capital solutions. RA Capital was one of the first public-oriented investors participating in pre-IPO financing rounds, now commonly referred to as “crossovers.” RA Capital has been one of the most active participants in crossover financings since this model for pre-IPO financing became prominent in 2012.

Industry Opportunity

Our primary focus will be on the healthcare industry in the United States. We believe the healthcare industry, particularly the biotechnology sector, represents an enormous and growing target market with a large number of potential target acquisition opportunities. Overall, total U.S. national health expenditures grew to $3.8 trillion in 2019 and accounted for 17.7% of U.S Gross Domestic Product. Medicare and Medicaid Services grew to represent 21% and 16%, respectively of total national health expenditures. In addition to these industry-wide dynamics in healthcare, specifically within the biotechnology sector, the past decade has seen a shift in the research and development strategy of the Big Pharma companies to external innovation through licensing partnerships and strategic acquisitions, resulting in 969 merger and acquisition transactions totaling $710 billion from 2015 to 2019 according to Evaluate. Furthermore, there has been a gradual increase in U.S. Food and Drug Administration (FDA) approval of new drugs, from 182 in the five year period from 2011 to 2015, to 228 in the five year period from 2016 to 2020. In 2020 alone, the FDA approved 53 novel drugs, the second highest annual count in over 20 years. According to Evaluate Pharma, worldwide prescription drug sales are expected to reach nearly $1.4 trillion in 2026, representing a 7.4% 2020 - 2026 compound annual growth rate. We believe that these trends present a favorable opportunity for investors in preclinical to pre-commercial companies within the biotechnology sector, which is where RA Capital has largely focused since inception.

We believe that there are major benefits for privately-held, pre-commercial stage biotechnology companies to become publicly-traded, including greater access to capital, a broader investor base, more liquid securities, and increased market awareness. An acquisition by a special purpose acquisition company with a management team that is well-known and respected by biotechnology company founders, their investors, and management teams, we believe, will become a preferred route for a high-quality private healthcare company to access the public markets. Furthermore, we believe that market volatility caused by the COVID-19 pandemic is likely to make such an on-ramp to the public markets even more attractive to private companies, as it promises more certainty about deal completion, a more efficient path to the public markets, and a defined investor base.

In addition, we believe that the current state of the biotechnology IPO market may enhance our ability to locate an attractive target. Approximately 310 biotechnology companies have gone public since 2015 in the United States. Despite the current level of IPO activity, according to IBISWorld, in February 2020, there were estimated to be approximately 9,500 biotechnology companies globally, only a fraction of which are publicly traded.

We believe that there is tremendous investor demand for IPOs in the biotechnology sector and that the COVID-19 pandemic has led to a renewed appreciation of the critical contributions the biotechnology sector makes to society, which in turn will continue to fuel investor demand. Given our sponsor’s track record of identifying, evaluating, and investing in leading biotechnology companies, we believe a business combination target we identify will benefit by partnering with us to go public.

Acquisition Strategy

We believe our management team is uniquely positioned within the healthcare sector to identify opportunities in healthcare, for the reasons detailed below:

•	Outstanding track record as healthcare investors: Since 2012, RA Capital has invested over $2.1 billion in 174 private companies, of which more than $1 billion was invested since January 2020. 78 of these private companies have gone on to become public or have been acquired, including Black Diamond Therapeutics, Inc. (Nasdaq:BDTX), Eidos Therapeutics, Inc. (formerly Nasdaq:EIDX; acquired by BridgeBio Pharma), Everest Medicines Ltd (Hong Kong: 1952), Forma Therapeutics (Nasdaq:FMTX), iTeos Therapeutics, Inc. (Nasdaq: ITOS), Inhibrx Inc. (Nasdaq: INBX), Kinnate Biopharma Inc. (Nasdaq: KNTE), Peloton Therapeutics, Inc. (acquired by Merck & Co.), Phathom Pharmaceuticals, Inc. (Nasdaq:PHAT), Ra Pharmaceuticals (formerly Nasdaq:RARX; acquired by UCB), Satsuma Pharmaceuticals Inc (Nasdaq: STSA), Synthorx, Inc. (formerly Nasdaq:THOR; acquired by Sanofi), Vaxcyte, Inc. (Nasdaq: PCVX), Vor Biopharma Inc. (Nasdaq: VOR) and many others. According to Silicon Valley Bank's Healthcare Investments and Exits report for 2021, RA Capital was the most active new investor in U.S. and European biopharmaceutical deals from 2019 to 2020. If one compares the initial offering price and the price on February 19, 2021 on an aggregate basis for all (29) RA Capital private company investments that went public between January 1, 2019 and February 19, 2021, on average, they doubled (with only 5 of the 29 dropping below their IPO price).

•	Deep fundamental scientific and industry insight and expertise through TechAtlas, RA Capital's dedicated research platform: RA Capital's in-house research team creates competitive landscape maps that capture intricacies of drug development across more than 100 relevant disease areas. The TechAtlas team enables RA Capital to capture, analyze, contextualize, and distill down to critical insights an enormous volume of data, which directly informs investment decisions. Since 2011 these efforts have been instrumental in building internal expertise across all major therapeutic areas, including those where no drug is currently approved, thereby helping the RA Capital investment team to proactively identify and create investment opportunities. TechAtlas is tasked with keeping RA Capital's investment team apprised of material developments in every therapeutic area and maintaining contact with every company working on potentially compelling drug development programs. The TechAtlas domain experts rapidly put new information into context and work with the investment team to efficiently triage investment opportunities, thereby allowing the investment team to focus on the opportunities offering the highest risk-adjusted return potential.

•	High volume of investment opportunities attributed to RA Capital's large footprint in the industry: in 2020 RA Capital met with over 1000 private companies and over 400 public companies, in addition to regular interactions with academic and medical experts. This level of ongoing search and evaluation is made possible by the efforts of the 30+ trained scientists on the TechAtlas team and the 15+ investment professionals on the investment team. With many technologies in a given space aspiring to be better than the current standard of care, the RA Capital team focuses on determining which technologies, of all of those under development, would be the most likely to be commercially successful if all were approved.

Our selection process will combine our ongoing diligence efforts and our relationships with leading life science investment funds, executives of private and public companies, as well as leading investment banking firms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and industry expertise, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investors in other private and public companies in our networks.

We believe that RA Capital's reputation, experience, and track record of making investments in the healthcare space will make us a preferred partner for companies we would be interested in acquiring, in part because one of RA Capital's core investing principles is to provide more than capital. RA Capital has a unique ability among biotech investors to provide to its portfolio companies the coordinated output of its entire team, including expertise across all major disease areas through proprietary internal research, strategic guidance, and operational support. For example, RA Capital's TechAtlas team has successfully led pipeline prioritization initiatives for multiple portfolio companies, and RA Capital employees have the expertise necessary to step in to work with its portfolio companies on financial scenario planning, clinical trial design, regulatory strategy, and many other operational initiatives.

Based on RA Capital's extensive experience as an active participants in crossover financings and subsequent initial public offerings, we believe that the SPAC can serve as a faster and more efficient path to going public by combining the crossover financing and IPO into a single transaction.

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We may, however, decide to enter into our initial business combination with a target business that does not meet these criteria. We intend to seek to acquire companies that we believe:

•	possess fundamental scientific data that indicate a drug candidate or platform is likely to generate a differentiated therapeutic for patients suffering from devastating conditions;

•	have a well-defined path to generate further clinical data that will bring one or more drug candidates closer to FDA approval and be appreciated by the public markets and potential acquirers;

•	are led by competent management teams and have strong corporate governance and reporting policies in place;

•	would be funded for at least one year past a key value inflection point after consummating a merger with us;

•	provide the potential for exceptional returns for our stockholders.

We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

Our Initial Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, amount to other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with RA Capital or our sponsor, founders, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with RA Capital, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Affiliates of RA Capital and members of our board of directors will directly or indirectly own founder shares following the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. RA Capital is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company and we will not consider a business combination with any company that has already been identified to RA Capital as a suitable acquisition candidate for it, unless RA Capital, in its sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity in accordance with RA Capital's applicable existing and future policies and procedures. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.

RA Capital may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our initial business combination. These RA Capital investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, our founders, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by RA Capital. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by RA Capital (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), RA Capital and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual, and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

Any past experience and performance of RA Capital or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of RA Capital or our management team's performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in RA Capital. None of our sponsor, officers, directors or RA Capital has had experience with a blank check company or special purpose acquisition company in the past.

Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriters fees and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

In addition, our sponsor has indicated an interest to purchase $25,000,000 of our shares of common stock in a private placement that would occur concurrently with the consummation of our initial business combination. However, because indications of interest are not binding agreements or commitments to purchase, our sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares. If we sell shares to our sponsor (or any other investor) in connection with our initial business combination, the equity interest of investors in the initial public offering in the combined company may be diluted and the market prices for our securities may be adversely affected.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash proceeds of the initial public offering, the private placements of the private placement shares, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to select or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Business

Certain members of our management team have spent significant portions of their careers working with businesses in the healthcare industry, including the biotechnology sector, and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with healthcare and biotechnology companies. Our process of identifying acquisition targets will leverage our management team's unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder's fee, consulting fee or other compensation to be determined in an arm's length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder's fee is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder's fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder's fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. Although we will not be specifically focusing on, or targeting, any transactions with affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth below and such transaction was approved by a majority of our independent and disinterested directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent valuation or accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity, including private funds under the management of RA Capital and their respective portfolio companies, to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. In addition, existing and future funds managed by RA Capital and their respective portfolio companies may compete with us for business combination opportunities and if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Evaluation of a Target Business and Structuring of our Initial Business Combination

NASDAQ rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of NASDAQ’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business's management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under Nasdaq's listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue (other than in a public offering for cash) common stock that will either (a) be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our shares may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public "float" of our shares of Class A common stock may be reduced and the number of beneficial holders of our shares of Class A common stock may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our Class A common stock on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. Our sponsor and our directors and executive officers have also agreed (A) that they will not propose any amendment to our second amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or with respect to any other material provisions relating to stockholders' rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their founder shares, any private placement shares and any public shares they may acquire during or after the initial public offering in connection with the completion of our initial business combination. However, if our sponsor or members of our management team acquire public shares after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of the initial public offering.

Limitations on Redemptions

Our second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC's "penny stock" rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our second amended and restated certificate of incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our second amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the shares of Class A common stock voted, on an as converted basis, are voted in favor of the business combination. In such case, our sponsor and our directors and executive officers have agreed to vote the founder shares and private placement shares and any public shares purchased by them after the initial public offering in favor of our initial business combination. As a result, in addition to the founder shares and private placement shares, we would need 4,853,051, or 35.8%, of the 13,570,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Each stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor and our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our second amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on stockholders not tendering more than the number of public shares we are permitted to redeem. If stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder's shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders' ability to redeem no more than 15% of the shares sold in the initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders' ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with Redemption Rights or a Tender Offer

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in "street name," will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company's DWAC (Deposit/ Withdrawal At Custodian) System, at the holder's option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a stockholder would have from the time we send out our tender offer materials up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders' vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for them to deliver their certificate to verify ownership.

As a result, the stockholder then had an "option window" after the completion of the business combination during which he or she could monitor the price of the company's shares in the market. If the price rose above the redemption price, they could sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become "option" rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder's election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our second amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the initial public offering to consummate an initial business combination. If we are unable to consummate an initial business combination within 24 months from the closing of the initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations to provide for claims of creditors and the requirements of other applicable law.

Our sponsor and our directors and executive officers have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to its founder shares and private placement shares if we fail to consummate an initial business combination within 24 months from the closing of the initial public offering. However, if our sponsor or members of our management team acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of the initial public offering.

Our sponsor and our directors and executive officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of the initial public offering or with respect to any other material provisions relating to stockholders' rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC's "penny stock" rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors' claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party's engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor's only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of the initial public offering, (ii) in connection with a stockholder vote to amend our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of the initial public offering or with respect to any other material provisions relating to stockholders' rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder's voting in connection with the business combination alone will not result in a stockholder's redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target business will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all of the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance by RA Capital, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, RA Capital is presented for informational purposes only. Any past experience and performance of RA Capital or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of RA Capital or our management team's performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in RA Capital. None of our sponsor, officers, directors or RA Capital has had experience with a blank check company or special purpose acquisition company in the past.

We are dependent upon our executive officers and directors and their loss would adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 coronavirus pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID- 19 coronavirus disease a "Public Health Emergency of International Concern." On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a "pandemic." COVID-19 could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company's personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with the healthcare industry.

Healthcare and biotechnology related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In recent years, both local and national governmental budgets have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. In March 2010, comprehensive healthcare reform legislation was enacted in the United States. These laws are intended to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility.

While one intent of healthcare reform is to expand health insurance coverage to more individuals, it may also involve additional regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services. Healthcare reform has had a significant impact on the healthcare industry in the United States and consequently has the ability to affect companies within the healthcare industry and the biotechnology sector. The ultimate effects of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, on the healthcare industry, including the biotechnology sector, whether implemented at the federal or state level or internationally, cannot be predicted with certainty and such reform, legislation, regulation or initiatives may adversely affect the performance of a potential business combination.

Changes in governmental policies may have a material effect on the demand for or costs of certain products and services. A healthcare or biotechnology related company must receive government approval before introducing new drugs and medical devices or procedures. This process may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company's revenues and profitability. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a target company. Additionally, expansion of facilities by healthcare related providers is subject to "determinations of need" by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators.

Certain healthcare and biotechnology related companies depend on the exclusive rights or patents for the products they develop and distribute. Patents have a limited duration and, upon expiration, other companies may market substantially similar "generic" products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare and biotechnology related companies may also be affected, among other factors, by restrictions on government reimbursement for medical expenses, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. Finally, because the products and services of healthcare and biotechnology related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits.

The healthcare industry and the biotechnology sector spend heavily on research and development. Research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have a material adverse effect on the companies that are target businesses for investment.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Nasdaq rules and our certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.00 per share.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

If a stockholder vote is not required, we may conduct redemptions via a tender offer. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve the business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

If we seek shareholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our sponsor owns 22% of our outstanding common stock immediately following the completion of our initial public offering. Our sponsor also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our sponsor's founder shares and the private placement shares, we would need 4,853,051, or 35.8%, of the 13,570,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase shares of common stock in the open market or in privately negotiated transactions, the public "float" of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See " Effecting Our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights."

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our certificate of incorporation to modify the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 24 months of the closing of our initial public offering or with respect to any other material provisions relating to stockholders' rights or pre-initial business combination activity. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a "blank check" company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a "group" of stockholders are deemed to hold in excess of 15% of our shares of common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 15% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep target businesses from "shopping" around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or "no shop" provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) (whether or not the underwriters' over-allotment option is exercised in full) on our redemption.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. And, regardless of how comprehensive our diligence may be, factors outside of the target business and outside of our control may arise later. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters' overallotment option is exercised in full) and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders). This amount will include the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, but will exclude any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers' and directors' other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including private funds under the management of RA Capital and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, existing and future funds managed by RA Capital and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of RA Capital and/or one or more investors in RA Capital funds. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, certain of the RA Capital funds are focused on investments in the healthcare industry, in particular the biotechnology sector. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the RA Capital funds. In addition, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders' rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in " Effecting our initial business combination — Selection of a target business and structuring of our initial business combination" and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of RA Capital and/or one or more investors in RA Capital. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the Securities and Exchange Commission, or the SEC. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to 24 months or longer before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of our initial public offering, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect, or any liquidation, will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

Pursuant to an agreement to be entered into on the date of this prospectus, our sponsor (and/or our sponsor's designees) and their permitted transferees can demand that we register the founder shares, the underlying securities and any securities issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected to occur when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we have not selected a particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business' operations.

Although we have a stated focus on certain target businesses in a specific geographic location as indicated elsewhere in this prospectus, we may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team's background. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business' operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and thus leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside our management's area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management's expertise, our management's experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the Nasdaq, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less (whether or not the underwriters' over-allotment option is exercised in full) on our redemption.

Management's flexibility in identifying and selecting a prospective acquisition candidate, along with our management's financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirements in Nasdaq rules and our certificate of incorporation that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management's ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management's flexibility in identifying and selecting a prospective acquisition candidate, along with management's financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less (whether or not the underwriters' over-allotment option is exercised in full) on our redemption.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business' management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target's management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target's key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate's key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate's management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers' and directors' other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact (subject to certain approvals and consents), we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In April 2020, our sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000. In June 2020, our sponsor transferred 30,000 founder shares to each of Messrs. Grau, Gray and Lubner. On July 8, 2020, we effected a 1:1.18 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 3,286,300 founder shares and there being an aggregate of 3,392,500 founder shares outstanding. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the initial public offering (excluding the private placement shares). In addition, our sponsor has agreed to purchase 471,400 shares of Class A common stock, at a price of $10.00 per share in a private placement for an aggregate purchase price of $4,714,000 that closed simultaneously with the closing of the initial public offering. The private placement shares are identical to the shares of Class A common stock sold in the initial public offering, subject to certain limited exceptions as described in the final prospectus dated July 9, 2020. The founder shares and private placement shares will be worthless if we do not complete an initial business combination. Our sponsor and our directors and executive officers have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or private placement shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, up to $1,500,000 of such loans may be convertible into private placement shares of the post business combination entity at a price of $10.00 per share at the option of the lender. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Certain shares beneficially owned by our officers and directors will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and (ii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our sponsor and our directors and executive officers have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination. However, if our sponsor, directors or executive officers acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders' investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

▪ default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

▪ acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

▪ our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

▪ our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

▪ our inability to pay dividends on our shares of common stock;

▪ using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering together with the funds we received from the sale of the Private Placement Shares (excluding $1,000,000 of net proceeds that were not placed in the trust account) provided us with approximately $131,950,500 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company's stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of their shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have their shares of common stock redeemed for cash (subject to the limitations described elsewhere in this prospectus) regardless of whether such stockholder votes for or against such proposed business combination; provided that a stockholder must in fact vote for or against a proposed business combination in order to have their shares of common stock redeemed for cash. If a stockholder fails to vote for or against a proposed business combination, that stockholder would not be able to have their shares of common stock so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination, or an amendment to our certificate of incorporation to effect the substance or timing of their redemption obligation if we fail to timely complete a business combination, to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in "street name," to either (i) tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our certificate of incorporation to modify the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination or with respect to any other material provisions relating to stockholders' rights or pre-initial business combination activity, or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System, at the holder's option. In order to obtain a physical stock certificate, a stockholder's broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our certificate of incorporation, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including healthcare investment funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our rights, and the future dilution they represent (entitling the holders to receive shares of common stock on consummation of our initial business combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less (whether or not the underwriters' over-allotment option is exercised in full) on our redemption.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction or our costs to identify and consummate a transaction and to operate the target business. If the net proceeds of our initial public offering prove to be insufficient for one or more reasons including the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment may make it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less (whether or not the underwriters' over-allotment option is exercised in full) on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our sponsor (and/its designees) collectively own 22% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation. If our sponsor purchases any units in this offering, or if we or our sponsor purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of common stock.

Once initially listed on Nasdaq, our securities may not continue to be listed on Nasdaq in the future, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Since the consummation of our initial public offering, our securities are listed on Nasdaq. However, we cannot assure you of this or that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

▪ a limited availability of market quotations for our securities;

▪ a reduced liquidity with respect to our securities;

▪ a determination that our shares of common stock are a "penny stock" which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

▪ a limited amount of news and analyst coverage for our company; and

▪ a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, as issued by the International Accounting Standards Board or the IASB, depending on the circumstances. Historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses with which we consummate our initial business combination, because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules, and hence we may be unable to complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act. We will remain an "emerging growth company" for up to five years. However, if either our non-convertible debt issued within a three-year period, or our revenues exceed $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we (i) are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, (ii) have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Risks Associated with Acquiring and Operating a Business outside of the United States

We may effect our initial business combination with a company located outside of the United States.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business' home jurisdiction, including any of the following:

▪ rules and regulations or currency redemption or corporate withholding taxes on individuals;

▪ laws governing the manner in which future business combinations may be effected;

▪ exchange listing and/or delisting requirements;

▪ tariffs and trade barriers;

▪ regulations related to customs and import/export matters;

▪ longer payment cycles;

▪ tax issues, such as tax law changes and variations in tax laws as compared to the United States;

▪ currency fluctuations and exchange controls;

▪ rates of inflation or deflation;

▪ challenges in collecting accounts receivable;

▪ cultural and language differences;

▪ employment regulations;

▪ crime, strikes, riots, civil disturbances, terrorist attacks, pandemics and wars; and

▪ deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for our stockholders to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business' ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements and remedies may not be available outside of such foreign jurisdiction's legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 2: Properties

We currently maintain our executive offices at 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. RA Capital is providing us use of such office space and administrative and support services free of charge. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

Our units, Class A common stock, are traded on Nasdaq under the symbol “RACA”.

Holders

As of March 4, 2021, there was 1 holder of record of Class A common stock and 4 holders of record of our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

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

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus dated July 7, 2020.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

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

The issuance of additional shares in a Business Combination:

•	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the shares of Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock;

•	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our shares of Class A common stock;

•	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our shares of Class A common stock.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves (in the absence of a waiver or renegotiation of that covenant);

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our shares of Class A common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the period from April 15, 2020 (inception) through December 31, 2020, we had a net loss of $312 thousand, which consists of formation and operating costs of $318 thousand, offset by interest income on marketable securities held in the Trust Account of $6 thousand.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $1.1 million held outside of the trust account. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B Common stock by our sponsor and loans from our sponsor.

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan us up to $300,000 to cover our expenses in connection with our Initial Public Offering. Upon the closing of the Initial Public Offering, the Company repaid all amounts borrowed from the Sponsor.

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

As of December 31, 2020 we had cash and cash equivalents of $1.1 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

NAME	AGE	POSITION
Peter Kolchinsky, Ph.D	44	Chief Executive Officer and Chairman
Matthew Hammond, Ph.D	32	Chief Financial Officer and Director
Daniel S. Grau	53	Director
David C. Lubner	56	Director
Michael P. Gray	50	Director

Our directors and executive officers are as follows:

Peter Kolchinsky, Ph.D., 44, has been our Chief Executive Officer and board Chairman since April 2020. Mr. Kolchinsky has served as a Portfolio Manager and Managing Partner of RA Capital Management, L.P. since September 2004. Mr. Kolchinsky is active in both public and private investments in companies developing drugs, medical devices, diagnostics, and research tools. He serves as a member of the board of directors of Wave Life Sciences Ltd and Forma Therapeutics Holdings, Inc. He previously served as a member of the board of directors of Synthorx, Inc. and Dicerna Pharmaceuticals, Inc. He served on the Board of Global Science and Technology for the National Academy of Sciences, is the author of The Great American Drug Deal and The Entrepreneur's Guide to a Biotech Startup. He founded the non-profit No Patient Left Behind to advocate for healthcare reforms that would solve affordability and promote continued biomedical innovation. Mr. Kolchinsky holds a B.A. in Biology from Cornell University and a Ph.D. in Virology from Harvard University.

We believe that Mr. Kolchinsky's experience in the healthcare industry makes him well qualified to serve as the Chairman of our board of directors.

Matthew Hammond, Ph.D., 32, has been our Chief Financial Officer and a Director since April 2020. Dr. Hammond is a Principal on the Investment Team at RA Capital Management and has been with RA Capital since December 2014. He works on both public and private healthcare companies. Dr. Hammond serves as a member of Therapeutics Acquisition Corp., Cerebral Therapeutics, Kira Pharmaceuticals, and DTx Pharma. Dr. Hammond holds a B.S. in Environmental Health Science from the University of Georgia and both a Ph.D. in Biomedical Science and an MBA with a concentration in Finance from the University of Connecticut. His graduate research investigated innate immune responses after intracerebral hemorrhage.

We believe that Dr. Hammond's experience in the healthcare industry makes him well qualified to serve on our board of directors.

Daniel S. Grau, 53 has been a Director since May 2020. Mr. Grau is an experienced biotech entrepreneur and operating executive. He co-founded and currently serves as CEO, President, and Director at Sojournix, a biopharmaceutical company focused on developing and commercializing novel therapies for the treatment of women's health and neuroendocrine disorders. Prior to Sojournix, Mr. Grau served as President at Heptares Therapeutics (acquired 2015), Chief Executive Officer at Cortria (acquired 2010), and Chief Operating Officer at CombinatoRx (IPO 2005). Mr. Grau is a member of the Board of Directors at TetraGenetics and an advisor to HotSpot Therapeutics and he previously served on the Product Advisory Board at Concert Pharmaceuticals and as an advisor to Nimbus Therapeutics. Earlier in his career, Mr. Grau worked with multi national pharma companies as a management consultant focused on corporate strategy, M&A, and new product launches. Mr. Grau earned his M.Phil., M.A., and M.A.R. degrees from Yale University and his B.A. from Davidson College.

We believe Mr. Grau is qualified to serve on our board of directors because of his extensive experience with biopharmaceutical companies and his senior executive leadership experience.

David C. Lubner, 56, has been a Director since May 2020. Mr. Lubner recently serves as Executive Vice President and Chief Financial Officer of Ra Pharmaceuticals, Inc., acquired by UCB S.A. in April 2020. Prior to joining Ra Pharmaceuticals, Inc. in January 2016, Mr. Lubner served as a member of the senior management team of Tetraphase Pharmaceuticals, Inc. ("Tetraphase"), a biotechnology company, from its inception in 2006 through 2015. From 2010 to 2015, Mr. Lubner served as Senior Vice President and the Chief Financial Officer of Tetraphase, where he led financial operations and was responsible for corporate finance activities. From 1999 to 2005, he served as the Chief Financial Officer of PharMetrics Inc., a leading patient-based pharmacy and medical claims data informatics company, which was acquired by IMS Health in 2015. Prior to joining PharMetrics, Mr. Lubner served as Vice President and Chief Financial Officer of ProScript, Inc. from 1996 to 1999, where Velcade® (bortezomib), a therapy widely used for treatment of the blood cancer, multiple myeloma, was discovered. Mr. Lubner also serves on the boards of directors of several private companies and was previously a member of the board of directors of Nightstar Therapeutics plc, (formerly NASDAQ: NITE), focused on the development of one-time retinal gene therapies for patients suffering from rare inherited retinal diseases, acquired by Biogen in June 2019. Mr. Lubner is a member of the American Institute of CPAs and a Certified Public Accountant in the Commonwealth of Massachusetts. Mr. Lubner received his B.S. in business administration from Northeastern University and M.S. in taxation from Bentley University.

We believe Mr. Lubner is qualified to serve on our board of directors because of his extensive experience serving in senior level financial positions of numerous companies, his experience with biopharmaceutical companies, and his executive leadership experience.

Micahel P. Gray, 49, has been a Director since May 2020. Mr. Gray currently serves as Chief Financial Officer and Chief Operating Officer of Imara, Inc., a public biopharmaceutical company, since April 2019. Previously, Mr. Gray held various leadership positions at Arsanis, Inc., now X4 Pharmaceuticals, Inc., a public biopharmaceutical company, including President and Chief Executive Officer from November 2018 to March 2019, Chief Financial Officer from March 2016 to March 2019, Chief Operating Officer from September 2017 to November 2018, and Chief Business Officer from March 2016 to September 2017. Mr. Gray also served in various leadership positions from January 1998 through February 2016 at Curis Inc., or Curis, a public oncology drug development company. He served as Curis' Chief Financial Officer and Chief Business Officer from February 2014 to February 2016 and as its Chief Financial Officer and Chief Operating Officer from December 2006 to February 2014. From December 2003 until December 2006, Mr. Gray served as Curis' Vice President of Finance and Chief Financial Officer and from August 2000 until December 2003, served as its Senior Director of Finance and Controller. Previously, Mr. Gray held positions including Controller at Reprogenesis Inc., a biotechnology company focused on the development of cell therapy drug candidates, and as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray received his M.B.A. in corporate finance and entrepreneurial management from the F.W. Olin Graduate School of Business at Babson College and a B.S. in accounting from Bryant University..

We believe Mr. Gray is qualified to serve on our board of directors because of his extensive experience serving in senior level financial positions of numerous companies, his experience with biopharmaceutical companies, and his executive leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Grau will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Gray and Lubner will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Kolchinsky and Hammond will expire at our third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our second amended and restated certificate of incorporation as it deems appropriate. Our second amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and will have the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Gray and Lubner and Dr. Hammond currently serve as members of our audit committee. Our board of directors has determined that each of Messrs. Gray and Lubner are independent. Mr. Lubner serves as the Chairman of the audit committee. Dr. Hammond is not “independent” for purposes of serving on the audit committee and we are relying on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1) with respect to Dr. Hammond’s service on the audit committee. Pursuant to the phasein schedules, we must have all members of the audit committee be independent within one year of listing. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Mr. Lubner qualifies as an "audit committee financial expert" as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of the initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are currently Messrs. Gray and Lubner and Mr. Gray currently serves as chairman of the nominating committee. Our board of directors has determined that each of Messrs. Gray and Lubner are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person's candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are currently Messrs. Gray and Lubner and Mr. Lubner currently serves as chairman of the compensation committee.

Our board of directors has determined that each of Messrs. Gray and Lubner are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer's compensation, evaluating our Chief Executive Officer's performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

In June 2020, our sponsor transferred 30,000 founder shares to each of Messrs. Grau, Gray and Lubner. On July 8, 2020, we effected a 1:1.18 stock split of our Class B common stock, resulting in each of Messrs. Grau, Gray and Lubner holding 35,400 shares of Class B common stock.

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder's and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management's motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 16, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers, directors and director nominees that beneficially owns common stock; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

On April 30, 2020, we issued to our sponsor 2,875,000 founder shares (of which, 375,000 were subject to forfeiture if the underwriters do not exercise their over-allotment option) in exchange for a capital contribution of $25,000, or approximately $0.01 per share. In June 2020, our sponsor transferred 30,000 founder shares to each of Messrs. Grau, Gray and Lubner. On July 8, 2020, we effected a 1:1.18 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 3,286,300 founder shares and there being an aggregate of 3,392,500 founder shares outstanding. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. In the table below, percentage ownership is based on 14,041,400 shares of our Class A common stock and 3,392,500 shares of our Class B common stock outstanding as of December 31, 2020. Unless otherwise indicate, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner[1]	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Total Number of Shares Beneficially Owned	Total Approximate Percentage of Ownership
Therapeutics Acquisition Holdings LLC (our sponsor) [2]	471,400	3%	3,286,300	97%	3,757,700	22%
Peter Kolchinksy Ph.D.	-	-	-	-	-	-
Matthew Hammond Ph.D. [3]	-	-	-	-	-	-
Daniel Grau	-	-	35,400	1%	35,400	-
David Lubner	-	-	35,400	1%	35,400	-
Michael Gray	-	-	35,400	1%	35,400	-
BlackRock, Inc. [4]	1,500,000	10.7%	-	-	1,500,000	10.7%
Boxer Capital, LLC [5]	4,500,000	32%	-	-	4,500,000	26%
Biotechnology Value Fund, L.P [6]	2,769,569	19.7%	-	-	2,769,569	15.9%
Bain Capital Life Sciences Fund II, L.P. [7]	1,000,000	7.1%	-	-	1,000,000	5.7%
Franklin Resources, Inc.[8]	1,000,000	7.1%	-	-	1,000,000	5.3%
Wellington Management Group LLP[9]	877,832	6.3%	-	-	877,832	5.0%
Avoro Capital Advisors LLC[10]	1,000,000	7.1%	-	-	1,000,000	57%
T. Rowe Price Associates, Inc.[11]	921,822	6.6%	-	-	921,822	5.3%
Perceptive Advisors LLC[12]	1,500,000	10.7%	-	-	1,500,000	8.6%

(1)	Unless otherwise noted, the business address of each of our stockholders is 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116

(2)	Interests shown consist of both founder shares, classified as Class B common stock, and 471,400 private placement shares sold simultaneously with the closing of the Initial Public Offering. Founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination.

(3)	Matthew Hammond is the manager of Therapeutics Acquisition Holdings LLC, and as such, has voting and investment discretion with respect to the founder shares and private placement shares held of record by our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Mr. Hammond disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Based on a Schedule 13G filed by BlackRock, Inc. with the SEC on February 8, 2021. BlackRock, Inc. exercises sole voting and dispositve power over 1,500,000 shares. The principal business address of the beneficial owner is 55 East 52nd Street New York, NY 10055.

(5)	Based on a Schedule 13G filed by Boxer Capital, LLC, Boxer Asset Management and Joe Lewis with the SEC on July 20, 2020. Each of Boxer Capital, LLC, Boxer Asset Management LLC and Joe Lewis has shared voting and shared dipositive power over 1,500,000 shares. The principal business address of the Boxer Capital, LLC is 11682 El Camino Real, Suite 320, San Diego, CA 92130. The principal business address of Boxer Management and Joe Lews is Cay House, EP Taylor Drive N7776, Lyford Cay, New Providence, Bahamas.

(6)	Based on a Schedule 13G filed by Biotechnology Value Fund, L.P., BVF I GP LLC, Biotechnology Value Fund II, L.P., BVF II GL LLC, Biotechnology Value Trading Fund OS LP, BVF Partners OS Ltd., BVF GP Holdings LLC, BVF Partners L.P., BVF Inc., and Mark N. Lampert with the SEC on February 16, 2021. Each of Biotechnology Value Fund, L.P. and BVF I GP LLC has shared voting and shared dispositive power over 505,022 shares. Each of Biotechnology Value Fund II, L.P. and BVF II GL LLC has shared voting and shared dispositive power over 371,774 shares. Each of Biotechnology Value Trading Fund OS LP and BVF Partners OS Ltd. has shared voting and shared dispositve power over 61,011 shares. BVF GP Holdings LLC has shared voting and shared dispositve power over 876,796 shares. Each of BVF Partners L.P., BVF Partners L.P. and Mark N. Lampert has shared voting and shared dispositive power over 954,966 shares. The principal business address of Biotechnology Value Fund, L.P. ("BVF"), BVF I GP LLC ("BVF GP"), Biotechnology Value Fund II, L.P. ("BVF2"), BVF II GP LLC ("BVF2 GP"), BVF GP Holdings LLC ("BVF GPH"), BVF Parnters, L.P. ("Partners"), BVF Inc. and Mark N. Lampert ("Mr. Lampert") is 44 Montgomery St., 40th Floor, San Francisco, CA 04104. The principal business address of Biotechnology Value Trading Fund OS LP ("Trading Fund OS") and BVF Partners OS Ltd. ("Partners OS") is PO Box 409 Ugland House, Grand Cayman, KY1-1104, Cayment Islands.

(7)	Based on a Schedule 13G filed by Bain Capital Life Sciences Fund II, L.P. and BCIP Life Sciences Associates, LP wit the SEC on July 20, 2020. Bain Capital Life Sciences Fund II, L.P. has shared voting and shared dispositve power over 891,429 shares. BCIP Life Sciences Associates, LP has shared voting and shared dispositive power over 108,571 shares. The principal business address of each of Bain Capital Life Sciences Fund II, L.P. and BCIP Life Sciences Associates, LP is 200 Clarendon Street, Boston, MA 02116.

(8)	Based on a Schedule 13G filed with the SEC by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. on February 2, 2021. According to the Schedule 13G, as of December 31, 2019, FRI has sole voting power over 1,000,000 shares of Class A Common Stock. According to the Schedule 13G, Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. As such, they may be deemed to be the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. The Schedule 13G states that FRI, Charles B. Johnson and Rupert H. Johnson, Jr. each disclaim any pecuniary interest in any of such securities. The address of FRI. is One Franklin Parkway, San Mateo, California, 94403.

(9)	Based on a Schedule 13G/A filed with the SEC on February 4, 2021, reflecting the beneficial ownership of our Class A Common Stock by Wellington Management Group LLP (“Wellington”), which also indicates that it has (i) shared voting power with respect to 853,705 of such shares and (ii) shared dispositive power with respect to all of such shares. The shares are held by clients of one or more of certain investment advisors directly or indirectly owned by Wellington. The address for Wellington is Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(10)	Based on a Schedule 13G/A filed with the SEC on February 12, 2021 Avoro Capital Advisors LLC (“Avoro”) reports sole voting power and sole dispositive power with respect to 1,870,000 shares of common stock. Behzad Aghazadeh serves as the portfolio manager and controlling person of Avoro. The address for Avoro and Dr. Aghazadeh is 110 Greene Street, Suite 800, New York,

(11)	Based on a Schedule 13G/A filed with the SEC on February 16, 2021 by T. Rowe Price Associates, Inc., reporting ownership as of December 31, 2020. Price Associates reported sole voting power as to 97,625 shares and sole dispositive power as to 921,822 shares. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

(12)	Based on a Schedule 13G filed on February 16, 2021 on behalf of Perceptive Advisors LLC (“Perceptive”), Joseph Edelman and Perceptive Life Sciences Master Fund Ltd. Perceptive Life Sciences Master Fund Ltd. directly holds 6,726,496 shares of common stock. Perceptive Advisors LLC serves as the investment manager to Perceptive Life Sciences Master Fund Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. Mr. Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund Ltd. The address for Perceptive is 51 Astor Place, 10th Floor, New York, NY 10003

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 30, 2020, we issued 2,875,000 founder shares to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.01 per share. In June 2020, our sponsor transferred 30,000 founder shares to each of Messrs. Grau, Gray and Lubner. On July 8, 2020, we effected a 1:1.18 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 3,286,300 founder shares and there being an aggregate of 3,392,500 founder shares outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the initial public offering (excluding the private placement shares). Up to 442,500 founder shares are subject to forfeiture by our sponsor depending on the extent to which the underwriters' over-allotment option is exercised. The shares transferred to certain of our directors will not be subject to forfeiture in the event the underwriters' over-allotment option is not exercised. The founder shares (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased, pursuant to a written agreement, 471,400 shares of Class A common stock in a private placement, at a price of $10.00 per share for an aggregate purchase price of $4.7 million. The private placement shares are identical to the shares of Class A common stock sold in the initial public offering, subject to certain limited exceptions as described in this prospectus.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including finder's and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender.

Director Independence

Applicable rules of the Nasdaq require a majority of a listed company's board of directors to be comprised of independent directors within one year of listing. An "independent director" is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company's board of directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Upon the effectiveness of the registration statement of which this prospectus forms a part, we expect to have "independent directors" as defined in Nasdaq's listing standards and applicable SEC rules. Our board of directors has determined that Messrs. Gray and Lubner are "independent directors" as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are, subject to the transition rules described above for newly listed companies present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from April 15, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $103,810 for the services Withum performed in connection with our initial public offering, the audit of our December 31, 2020 financial statements included in this Form 10-K and quarterly reviews.

Audit-Related Fees. During the period from April 15, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $0 for the services Withum performed in connection with the audit or review of financial statements.

Tax Fees. During the period from April 15, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from April 15, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Item 16. Form 10-K Summary

None.

Exhibit Number	Description

3.1	2nd Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239196) filed with the Securities and Exchange Commission on July 6, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239196) filed with the Securities and Exchange Commission on June 15, 2020).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239196) filed with the Securities and Exchange Commission on July 6, 2020).

4.2*	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Investment Management Trust Agreement, dated July 7, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.2	Registration and Stockholder Rights Agreement, dated July 7, 2020, by and among the Company, Therapeutics Acquisition Holdings, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.3	Private Placement Class A Common Stock Purchase Agreement, dated July 7, 2020 by and among the Company and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.4	Private Placement Class A Common Stock Purchase Agreement, dated July 8, 2020 by and among the Company and Therapeutics Acquisition Holdings, LLC(Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

10.5	Letter Agreement, dated July 7, 2020, by and among the Company, its officers, its directors and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 10, 2020).

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2021

Therapeutics Acquisition Corp.

/s/ Peter Kolchinsky
Name:	Peter Kolchinsky
Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Kolchinsky and Matthew Hammond and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Kolchinsky	Chief Executive Officer and Chairman	March 4, 2021
Peter Kolchinsky, Ph.D.	(Principal Executive Officer)

/s/ Matthew Hammond	Chief Financial Officer and Director	March 4, 2021
Matthew Hammond, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Daniel S. Grau	Director	March 4, 2021
Daniel S. Grau

/s/ David C. Lubner	Director	March 4, 2021
David C. Lubner

/s/ Michael P. Gray	Director	March 4, 2021
Michael P. Gray

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Therapeutics Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Therapeutics Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from April 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 1, 2021

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Cash	$1,094,556
Prepaid expenses	106,316
Total Current Assets	1,200,872
Cash and marketable securities held in Trust Account	135,706,395
Total Assets	$136,907,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,109
Accrued expenses	112,579
Total Current Liabilities	117,688
Deferred Underwriting Commissions	4,749,500
Total Liabilities	4,867,188

Commitments and Contingencies

Class A Common stock subject to possible redemption, 12,704,007 shares at $10.00 per share	127,040,070

Stockholders' Equity
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,337,393 issued and outstanding (excluding 12,704,007 shares subject to possible redemption) at December 31, 2020	134
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,392,500 issued and outstanding at December 31, 2020	339
Additional paid-in-capital	5,311,049
Accumulated deficit	(311,513)
Total Stockholders' Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,907,267

The accompanying notes are an integral part of the financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$317,908
Loss from operations	(317,908)
Other income:
Interest earned on marketable securities held in Trust Account	6,395
Net loss	$(311,513)
Weighted average shares outstanding of Class A redeemable common stock	13,570,000
Basic and diluted net income per common share, Class A	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock	3,708,573
Basic and diluted net loss per common share, Class B	$(0.09)

The accompanying notes are an integral part of the financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 15, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,392,500	339	24,661	-	25,000
Issuance of Class A common stock in initial public offering, net of issuance costs of $8.1 million	13,570,000	1,357	-	-	127,611,235	-	127,612,592

Issuance of Class A common stock to Sponsor in a private placement	471,400	47	-	-	4,713,953	-	4,714,000

Shares subject to possible redemption	(12,704,007)	(1,270)	-	-	(127,038,800)	-	(127,040,070)
Net loss	-	-	-	-	-	(311,513)	(311,513)
Balance – December 31, 2020	1,337,393	$134	3,392,500	$339	$5,311,049	$(311,513)	$5,000,009

The accompanying notes are an integral part of the financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities
Net loss	$(311,513)
Interest earned on marketable securities held in Trust Account	(6,395)
Changes in operating assets and liabilities:
Prepaid expenses	(106,316)
Accounts payable	5,109
Accrued expenses	112,579
Net cash used in operating activities	(306,536)
Cash Flows from Investing Activities
Investment of cash into Trust Account	(135,700,000)
Net cash used in investing activities	(135,700,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to Sponsor in a Private Placement	4,714,000
Proceeds from issuance of Class A redeemable common stock, gross	135,700,000
Proceeds from issuance of Class B Common Stock	25,000
Payment of offering costs	(3,337,908)
Repayment of related party note	(277,687)
Proceeds from related party note	277,687
Net cash provided by financing activities	137,101,092
Net Change in Cash	1,094,556
Cash – beginning of the period	-
Cash – end of the period	$1,094,556
Supplemental disclosure of noncash activities
Initial classification of Class A common stock subject to possible redemption	$127,365,550
Change in value of Class A common stock subject to possible redemption	$(325,480)
Deferred underwriting commissions in connection with the initial public offering	$4,749,500

The accompanying notes are an integral part of the financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from April 15, 2020 (inception) through December 31, 2020 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 471,400 shares of Class A Common Stock (the "Private Placement Shares") at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of approximately $4.7 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of the Company’s initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A common stock sold in the Company’s Initial Public Offering if the Company has not consummated a Business Combination within 24 months of the closing of its Initial Public Offering or with respect to any other material provisions relating to the stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by the Company to purchase Offering Shares (although the Sponsor shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the Company fails to consummate a Business Combination within 24 months of the closing of the Initial Public Offering).

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Company’s Initial Public Offering and the sale of the Private Placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the "Investment Company Act"). Upon the closing of the Initial Public Offering, $135,700,000 ($10 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Shares were placed in a trust account ("Trust Account"), located in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1.1 million in cash as of December 31, 2020. The Company did not have any cash equivalents as of December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were invested in money market funds.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $8.1 million were charged to stockholders' equity upon the completion of the Initial Public Offering in July 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 12,704,007 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of approximately $6 thousand for the period from April 15, 2020 (inception) through December 31, 2020, by the weighted average number of Class A redeemable common stock of 13,570,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss of approximately $0.3 million, less income attributable to Class A redeemable common stock of approximately $6 thousand, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

A portion of the proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Sponsor and the Company's officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On April 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In May 2020, the Company borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in July 2020.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 6 — Stockholders' Equity

Class A common stock – The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 14,041,400 Class A shares issued and outstanding, including 12,704,007 subject to possible redemption.

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the initial public offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement shares). The Company’s Sponsor may also elect to convert its shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred stock – The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2020, there was no preferred stock outstanding.

Note 7 – Income Taxes

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the year ended December 31, 2020 is as follows:

For the Period from April 15, 2020
(inception) through December 31,
2020
(in thousands):
Statutory federal income tax rate	$(65)	21%
Change in valuation allowance	$65	-21%
Income tax provision	$-	-%

Significant components of the Company’s deferred tax assets at December 31, 2020, are as follows:

December 31, 2020
(in thousands):
Deferred tax assets:
Net operating loss carryforward	$22
Capitalized start up/organization costs	43
Total deferred tax assets	$65
Valuation allowance	(65)
Deferred tax assets, net of allowance	$-

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $0.1 million as of December 31, 2020 as it cannot conclude that it is more likely than not that certain deferred tax assets will be realized primarily due to the generation of pre-tax book losses from its inception.

As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $0.1 million. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year.

Pursuant to the Internal Revenue Code (IRC) Section 382 and 383, annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRS Section 382. If ownership changes have occurred or occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities.

As of December 31, 2020, the Company has no uncertain tax positions.

The Company files income tax returns in the U.S. The Company’s tax returns for the period from April 15, 2020 (inception) through December 31, 2020 remain open and subject to examination. The Company is not currently under examination by any federal, state or local tax authority.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Marketable securities	$135,706,395	$135,706,395	$-	$-
Total	$135,706,395	$135,706,395	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from April 15, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred through March 1, 2021, the date that the financial statements were available to be issued.