Form 10-Q
period 2021-03-31
Therapeutics Acquisition Corp.
filed 2021-04-29
CIK 1811764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, 14,041,400 Class A common stock, par value $0.0001, and 3,392,500 Class B common stock, par value $0.0001, were issued and outstanding.

Therapeutics Acquisition Corp.

d/b/a Research Alliance Corp. I

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash	$699,534	$1,094,556
Prepaid expenses	88,817	106,316
Total Current Assets	788,351	1,200,872
Cash and marketable securities held in Trust Account	135,709,741	135,706,395
Total Assets	$136,498,092	$136,907,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$352,744	$5,109
Accrued expenses	754,809	112,579
Deferred Underwriting Commissions, current	4,749,500	-
Total Current Liabilities	5,857,053	117,688
Deferred Underwriting Commissions, non-current	-	4,749,500
Total Liabilities	5,857,053	4,867,188

Commitments and Contingencies

Class A Common stock subject to possible redemption, 12,564,103 and 12,704,007 shares at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	125,641,030	127,040,070

Stockholders' Equity
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,477,297 and 1,337,393 issued and outstanding (excluding 12,564,103 and 12,704,007 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	148	134
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,392,500 issued and outstanding at March 31, 2021 and December 31, 2020	339	339
Additional paid-in capital	6,710,075	5,311,049
Accumulated deficit	(1,710,553)	(311,513)
Total Stockholders' Equity	5,000,009	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,498,092	$136,907,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Formation and operating costs	$1,402,386
Loss from operations	(1,402,386)
Other income:
Interest earned on marketable securities held in Trust Account	3,346
Net loss	$(1,399,040)
Weighted average shares outstanding of Class A redeemable common stock	13,570,000
Basic and diluted income per share, Class A	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock	3,863,900
Basic and diluted net loss per share, Class B	$(0.36)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	1,337,393	$134	3,392,500	$339	$5,311,049	$(311,513)	$5,000,009
Shares subject to possible redemption	139,904	14	-	-	1,399,026	-	1,399,040
Net loss	-	-	-	-	-	(1,399,040)	(1,399,040)
Balance – March 31, 2021	1,477,297	$148	3,392,500	$339	$6,710,075	$(1,710,553)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities
Net loss	$(1,399,040)
Interest earned on marketable securities held in Trust Account	(3,346)
Changes in operating assets and liabilities:
Prepaid expense	17,499
Accounts payable	347,635
Accrued expenses	642,230
Net cash used in operating activities	(395,022)

Net Change in Cash	(395,022)
Cash – beginning of the period	1,094,556
Cash – end of the period	$699,534

Supplemental disclosure of noncash activities
Initial classification of Class A common stock subject to possible redeption	$127,365,550
Change in value of Class A common stock subject to possible redeption	$1,724,520

The accompanying notes are an integral part of these unaudited condensed financial statements.

THERAPEUTICS ACQUISITION CORP.

d/b/a RESEARCH ALLIANCE CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

1. Organization, Business Operations and Basis of Presentation

Therapeutics Acquisition Corp. (the "Company") is a newly organized blank check company incorporated on April 15, 2020 (inception) as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus on industries that complement its management team's background, and to capitalize on the ability of its management team to identify and acquire a business, focusing on the healthcare industry. In particular, the Company will target companies in the biotechnology sector where its management has extensive investment experience. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from April 15, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On March 15, 2020, the Company, entered into a Business Combination Agreement (“Business Combination Agreement”), by and among the Company, Bodhi Merger Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of the Company and POINT Biopharma Inc., a Delaware corporation (“POINT”), which provides for, among other things, that the parties to the Business Combination Agreement will cause a certification of merger to be executed and filed with the Secretary of State of the State of Delaware, pursuant to which Merger Sub will merge with and into POINT, with POINT as the surviving company in the merger and, after giving effect to such merger, POINT shall be a wholly-owned subsidiary of the Company (see Note 8).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future interim periods.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 4, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $0.7 million in its operating bank account, approximately $10,000 in investment income held in the Trust Account available to pay franchise tax, and a working capital deficit of approximately $5.1 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and a commitment from the Sponsor to loan the Company up to $300,000 to cover expenses in connection with the Initial Public Offering.

The net proceeds from (i) the sale of the shares of Class A common stock in the Initial Public Offering, after deducting offering expenses of $0.6 million,underwriting commissions of $2.7 million (excluding deferred underwriting commissions of $4.8 million), and (ii) the sale of the Private Placement Shares for a purchase price of $4.7 million generated net proceeds of $137.1 million. $135.7 million was placed within the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As of March 31, 2021, the Company had cash and cash equivalents of $0.7 million outside of the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business prior to the initial Business Combination. However, if the Company's estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay such loaned amounts. In the event that the Company's initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $3,346 for the three months ended March 31, 2021, by the weighted average number of Class A redeemable common stock of 13,570,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $1.4 million, less income attributable to Class A redeemable common stock of $3,346, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 12,564,103 and 12,704,007 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.7 million and $1.1 million in cash as of March 31, 2021 and December 31, 2020, respectively. The Company did not have any cash equivalents, outside of funds held in the Trust Account, as of March 31, 2021 or December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were invested in money market funds.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 — Related Party Transactions

Founder Shares

On April 30, 2020, the Sponsor paid $25,000 in consideration for 3,392,500 shares (the "Founder Shares") of the Company's common stock, par value $0.0001 per share (the "common stock").

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

Note 6 — Stockholders' Equity

Class A common stock – The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there was 14,041,400 Class A shares issued and outstanding, including 12,564,103 and 12,704,007 shares subject to possible redemption at March 31, 2021 and December 31, 2020, respectively.

Class B common stock – The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,392,500 shares of common stock that were outstanding became shares of Class B common stock, of which 442,500 shares were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company's issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on July 10, 2020; thus these Founder Shares are no longer subject to forfeiture.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of the total number of all shares of common stock outstanding upon completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement shares). The Company’s Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred stock – The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2021 and December 31, 2020, there was no preferred stock outstanding.

Note 7 – Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Cash equivalents - money market funds	$135,709,741	$135,709,741	$-	$-
Total	$135,709,741	$135,709,741	$-	$-

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Cash equivalents - money market funds	$135,706,395	$135,706,395	$-	$-
Total	$135,706,395	$135,706,395	$-	$-

Transfers to/from Levels 1,2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021 and for the year ended December 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8 – Business Combination Agreement

On March 15, 2021, the Company entered into the Business Combination Agreement with the Company and Bohdi Merger Sub, pursuant to which Bohdi Merger Sub will merge with and into the Company with the POINT as the surviving entity and wholly-owned subsidiary of the Company. Under the terms of the Business Combination Agreement, shareholders of the Company would be entitled to receive approximately 3.59 common shares of the Company in exchange for each common share of POINT. In connection with the Business Combination, the Company has commitments for PIPE financing of $165.0 million which will be received in exchange for 16,500,000 Class A common shares of the Company. The PIPE financing is conditioned upon and will close concurrently with the Business Combination. The Business Combination Agreement and the transactions were approved by the board of directors of each of the Company and POINT. The Business Combination is conditional upon, among other things, approvals by each of the Company’s and POINT’s shareholders.

The Business Combination

The Business Combination Agreement provides for, among other things, that Merger Sub will merge with and into POINT, with POINT as the surviving company in the merger and, after giving effect to such merger, POINT shall be a wholly-owned subsidiary of the Company (the “Merger”). In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time, (i) each share and vested equity award of POINT outstanding as of immediately prior to the effective time will be exchanged for shares of the Company’s common stock or comparable vested equity awards that are settled or are exercisable for shares of the Company’s common stock, as applicable, based on an implied POINT vested equity value of $585,000,000; (ii) all unvested equity awards of POINT will be exchanged for comparable unvested equity awards that are settled or exercisable for shares of the Company’s common stock, as applicable, determined based on the same implied POINT vested equity value described in clause (i); and (iii) each share of the Company’s Class A common stock and each share of the Company’s Class B common stock that is issued and outstanding immediately prior to the Effective Time shall become one share of the common stock of the Company following the consummation of the Business Combination, par value $0.0001 per share. In addition, the Company will be renamed POINT Biopharma Global Inc.

The Business Combination is expected to close in May 2021.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of POINT and its subsidiaries during the period between execution of the Business Combination Agreement and the Closing. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to cause all actions and things necessary to consummate and expeditiously implement the Business Combination.

Conditions to Each Party’s Obligations

Under the Business Combination Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder relating to the Business Combination having been expired or been terminated; (ii) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination being in effect; (iii) the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Merger becoming effective in accordance with the provisions of the Securities Act of 1933, as amended, no stop order being issued by Securities and Exchange Commission (the “SEC”) and remaining in effect with respect to the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Merger, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (iv) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by requisite vote of the Company’s stockholders (the “Required RACA Stockholder Vote”); (v) the absence of a Company Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Business Combination Agreement that is continuing; (vi) the Company has not redeemed Class A common stock in an amount that would cause the Company to have net tangible assets in its trust account of less than $5,000,001 (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) immediately after the Effective Time of the Business Combination; and (vii) the New POINT Board consisting of the number of directors, and comprising the individuals, determined pursuant to the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation (i) by the mutual written consent of the Company and POINT; (ii) by the Company, subject to certain exceptions, if any of the representations or warranties made by POINT are not true and correct or if POINT fails to perform any of its respective covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing) such that certain conditions to the obligations of the Company, could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) September 15, 2021 (the “Termination Date”); (iii) by POINT, subject to certain exceptions, if any of the representations or warranties made by the the Company Parties are not true and correct or if any the Company Party fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing) such that the condition to the obligations of POINT, as could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Termination Date; (iv) by either the Company or POINT, if the transactions contemplated by the Business Combination Agreement are not consummated on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either the Company or POINT, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement and such order or other action shall have become final and nonappealable; or (B) if the Required Company Stockholder Vote is not obtained; and (vi) by the Company, if POINT does not deliver, or cause to be delivered to the Company, the POINT stockholder written consent or the POINT Stockholder Transaction Support Agreements when required under the Business Combination Agreement.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of a willful breach of any covenant or agreement under the Business Combination Agreement or Fraud.

Other Agreements

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, certain affiliates of the Sponsor and POINT entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which such affiliates of the Sponsor have agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Business Combination), (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the shares of Class B common stock (whether resulting from the transactions contemplated by the Subscription Agreements or otherwise), (iii) be bound by certain other covenants and agreements related to the Business Combination and (iv) be bound by certain transfer restrictions with respect to his, her or its shares in the Company prior to the closing of the Business Combination, in each case, on the terms and subject to conditions set forth in the Sponsor Letter Agreement.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company has entered into the Subscription Agreements (the “Subscription Agreements”) with each of the PIPE Investors, pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of the Company’s Class A common stock at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (the “PIPE Financing”). Affiliates of RA Capital Management, L.P., will fund $40,000,000 in the PIPE Financing. The shares of the Company’s Class A common stock to be issued pursuant to the Subscription Agreements will not be registered under the Securities Act when issued. Such shares of the Company’s Class A common stock to be issued pursuant to the Subscription Agreements will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The Company has granted the PIPE Investors certain registration rights in connection with the PIPE Financing. The consummation of the PIPE Financing is contingent upon, among other things, the closing of the Business Combination.

POINT Stockholder Transaction Support Agreements

Promptly after signing of the Business Combination Agreement, each “Company Stockholder” listed shall duly execute and deliver to the Company a transaction support agreement (collectively, the “POINT Stockholder Transaction Support Agreements”), pursuant to which, among other things, each such Supporting POINT Stockholder would agree to, (a) support and vote in favor of the Business Combination Agreement, the ancillary documents to which POINT is or will be a party and the transactions contemplated hereby and thereby (including the Merger), and (b) take, or cause to be taken, any actions necessary or advisable to cause certain agreements to be terminated effective as of the Closing (as defined in the Business Combination Agreement).

Amended and Restated Registration and Stockholder Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, the Company, the Sponsor, certain former directors of the Company, and certain POINT stockholders will enter into an Amended and Restated Registration and Stockholder Rights Agreement (the “Registration Rights Agreement”), pursuant to which New POINT will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of New POINT Common Stock and other equity securities of New POINT that are held by the parties thereto from time to time. The parties will also agree not to effect any sale or distribution of New POINT equity securities during the 180-day lock-up period described therein.

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

Overview

We are a blank check company incorporated on April 15, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). We have selected a Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the shares, our shares, debt or a combination of cash, equity, and debt.

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

Upon the closing of the Initial Public Offering and Private Placement, $135.7 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders' rights or pre-initial Business Combination activity and (c) the redemption of all of our public shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offer, subject to applicable law.

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

On March 15, 2021, the Company entered into the Business Combination Agreement with the Company and Bohdi Merger Sub, pursuant to which Bohdi Merger Sub will merge with and into the Company with the POINT as the surviving entity and wholly-owned subsidiary of the Company. Under the terms of the Business Combination Agreement, shareholders of the Company would be entitled to receive approximately 3.59 common shares of the Company in exchange for each common share of POINT. In connection with the Business Combination, the Company has commitments for PIPE financing of $165.0 million which will be received in exchange for 16,500,000 Class A common shares of the Company. The PIPE financing is conditioned upon and will close concurrently with the Business Combination. The Business Combination is conditional upon, among other things, approvals by each of the Company’s and POINT’s shareholders.

As indicated in the accompanying financial statements, as of March 31, 2021, we had $0.7 million in cash. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended March 31, 2021, we had a net loss of $1.4 million, which consists of operating costs of $1.4 million, offset by interest income on marketable securities held in the Trust Account of $3,347.

For the period from April 15, 2020 (inception) through December 31, 2020, we had a net loss of $0.3 million, which consists of formation and operating costs of $0.3 million, offset by interest income on marketable securities held in the Trust Account of $6,395.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $0.7 million in its operating bank account, approximately $10,000 in investment income held in the Trust Account available to pay franchise tax, and a working capital deficit of approximately $5.1 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

As of March 31, 2021, we had cash and cash equivalents of $0.7 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Related Party Loans

On April 30, 2020, the Sponsor agreed to loan us an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In May 2020, we borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in July 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 10, 2020, we consummated the Initial Public Offering of 13,570,000 shares of Class A common stock, including the issuance of 1,770,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $135.7 million. Jefferies LLC acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239196). The Securities and Exchange Commission declared the registration statements effective on July 7, 2020. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “RACA” on July 8, 2020.

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale of 471,400 shares of Class A common stock at a purchase price of $10.00 per Private Placement Share, to our Sponsor, generating gross proceeds to us of approximately $4.7 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of our initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of the shares of Class A common stock sold in our Initial Public Offering if we have not consummated a Business Combination within 24 months of the closing of our Initial Public Offering or with respect to any other material provisions relating to our stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by us to purchase the Initial Public Offering shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the we fail to consummate a Business Combination within 24 months of the closing of the IPO).

A total of $135.7 million, comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Shares, were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $2.7 million in underwriting discounts and commissions and $0.6 million for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $4.7 million in underwriting discounts and commissions.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 29th day of April, 2021.

THERAPEUTICS ACQUISITION CORP.

By:	/s/ Matthew Hammond
	Name:	Matthew Hammond
	Title:	Chief Financial Officer