Form 10-Q
period 2021-06-30
POINT Biopharma Global Inc.
filed 2021-08-13
CIK 1811764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______.

Commission file number: 001-39311

POINT BIOPHARMA GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	85-0800493
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4850 West 78th Street,
Indianapolis, IN	46268
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (647) 812-2417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PNT	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share – 90,121,794 shares outstanding as of August 9, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

POINT Biopharma Global Inc.

Interim Condensed Consolidated Balance Sheets

(In U.S. dollars)

	June 30, 2021
	(Unaudited)	December 31, 2020
	$	$
ASSETS
Current assets
Cash and cash equivalents	273,736,820	10,546,749
Prepaid expenses and other current assets	8,071,586	1,850,346
Total current assets	281,808,406	12,397,095

Property, plant and equipment	15,654,223	9,797,400
Total assets	297,462,629	22,194,495

LIABILITIES & STOCKHOLDERS' EQUITY
Current labilities
Accounts payable	5,018,089	3,596,634
Accrued liabilities	3,145,807	1,479,041
Income taxes payable	189,370	87,882
Mortgage payable, net of debt discount	3,556,322	—
Total current liabilities	11,909,588	5,163,557

Deferred tax liability	62,719	—
Mortgage payable, net of debt discount	—	3,550,660
Total liabilities	11,972,307	8,714,217

Commitment and contingencies (note 10)

Stockholders’ equity
Common stock, par value $0.0001 per share, 430,000,000 authorized, 90,121,794 and 54,647,656 issued and outstanding as of June 30,2021 and December 31, 2020, respectively	9,012	5,465
Additional paid-in capital	313,452,616	26,857,040
Accumulated deficit	(27,971,306)	(13,382,227)
Total stockholders’ equity	285,490,322	13,480,278

Total liabilities and stockholders’ equity	297,462,629	22,194,495

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

(In U.S. dollars)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	$	$	$	$
Operating expenses
Research and development	6,700,862	2,159,322	10,970,160	2,544,916
General and administrative	1,949,552	1,067,333	3,414,244	2,090,997
Total operating expenses	8,650,414	3,226,655	14,384,404	4,635,913
Loss from operations	(8,650,414)	(3,226,655)	(14,384,404)	(4,635,913)

Other expenses (income)
Finance costs	(2,863)	—	(5,662)	—
Foreign currency (loss) gain	(27,599)	92,919	(34,806)	(65,413)
Total other expenses (income)	(30,462)	92,919	(40,468)	(65,413)

Loss before provision for income taxes	(8,680,876)	(3,133,736)	(14,424,872)	(4,701,326)
Provision for income taxes	(123,782)	(58,261)	(164,207)	(73,505)
Net loss	(8,804,658)	(3,191,997)	(14,589,079)	(4,774,831)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.15)	$(0.07)	$(0.26)	$(0.21)
Basic and diluted weighted average common shares outstanding	57,582,025	45,362,014	57,116,747	22,986,636

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(In U.S. dollars, except share amounts)

	POINT Biopharma Inc.				Additional
	common shares		Common Stock		Paid-in	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit	Total Equity
	#	$	#	$	$	$	$
Balance at December 31, 2019 (as previously reported)	—	—	—	—	—	(9,224)	(9,224)
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	—	—	—	—	—	—	—
Balance at December 31, 2019, effect of the Business Combination (refer to Note 3)	—	—	—	—	—	(9,224)	(9,224)
Issuance of shares of Common Stock			22,710,246	2,271	3,242,162	—	3,244,433
Share-based compensation	—	—	—	—	660,163	—	660,163
Net loss	—	—	—	—	—	(1,582,834)	(1,582,834)
Balance at March 31, 2020, effect of the Business Combination (refer to Note 3)	—	—	22,710,246	2,271	3,902,325	(1,592,058)	2,312,538
Issuance of shares of Common Stock			52,434,760	5,243	8,004,078	—	8,009,321
Stock-based compensation	—	—	—	—	554,888	—	554,888
Net loss	—	—	—	—	—	(3,191,997)	(3,191,997)
Balance at June 30, 2020, effect of the Business Combination (refer to Note 3)	—	—	75,145,006	7,514	12,461,291	(4,784,055)	7,684,750

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(In U.S. dollars, except share amounts)

	POINT Biopharma Inc.				Additional
	common shares		Common Stock		Paid-in	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit	Total Equity
	#	$	#	$	$	$	$
Balance at December 31, 2020 (as previously reported)	15,233,884	15,234	—	—	26,847,271	(13,382,227)	13,480,278
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	(15,233,884)	(15,234)	54,647,656	5,465	9,769	—	—
Balance at December 31, 2020, effect of the Business Combination (refer to Note 3)	—	—	54,647,656	5,465	26,857,040	(13,382,227)	13,480,278
Issuance of shares of Common Stock in connection with exercise of warrants	—	—	2,869,799	287	19,999,713	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	—	—	64,570	6	449,994	—	450,000
Stock-based compensation	—	—	—	—	477,245	—	477,245
Net loss	—	—	—	—	—	(5,784,421)	(5,784,421)
Balance at March 31, 2021, effect of the Business Combination (refer to Note 3)	—	—	57,582,025	5,758	47,783,992	(19,166,648)	28,623,102
Issuance of shares of Common Stock, net of direct and incremental costs in connection with the Business Combination (refer to Note 3)	—	—	32,539,769	3,254	264,562,167	—	264,565,421
Stock-based compensation	—	—	—	—	1,106,457	—	1,106,457
Net loss	—	—	—	—	—	(8,804,658)	(8,804,658)
Balance at June 30, 2021	—	—	90,121,794	9,012	313,452,616	(27,971,306)	285,490,322

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(In U.S. dollars)

	For the six months ended
	June 30, 2021	June 30, 2020
	$	$
Cash flows from operating activities
Net loss:	(14,589,079)	(4,774,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for income taxes	164,207	73,505
Stock-based compensation expense	1,583,702	1,215,051
Finance costs	5,662	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,221,240)	(1,473,921)
Accounts payable	1,043,073	271,388
Accrued liabilities	1,149,742	331,159
Amount due to related party within accrued liabilities	33,910	150,291
Net cash used in operating activities	(16,830,023)	(4,207,358)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,856,823)	—
Net cash used in investing activities	(5,856,823)	—

Cash flows from financing activities
Issuance of shares of Common Stock in connection with exercise of warrants	20,000,000	—
Issuance of shares of Common Stock in connection with stock option exercises	450,000	11,253,754
Issuance of shares of Common Stock in connection with the Business Combination (see note 3), net of costs incurred by RACA and direct and incremental costs paid	265,426,917	—
Net cash provided by financing activities	285,876,917	11,253,754

Net increase in cash and cash equivalents	263,190,071	7,046,396
Cash and cash equivalents, beginning of period	10,546,749	—
Cash and cash equivalents, end of period	273,736,820	7,046,396

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1. Nature of business

Formation and organization

POINT Biopharma Global Inc., together with its consolidated subsidiaries (“POINT”or the “Company”), is a late-stage clinical precision oncology company focused on the development and commercialization of next-generation radiopharmaceuticals for the treatment of cancer. On September 18, 2019, POINT Theranostics Inc. was incorporated under the General Corporation Law of the State of Delaware and amended its name to “POINT Biopharma Inc.” on November 22, 2019. On June 30, 2021, following the Business Combination (as defined below), POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. Under the terms of the Business Combination Agreement (as defined below), shareholders of the POINT Biopharma Inc. received approximately 3.59 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) in exchange for each common share of Point Biopharma Inc. Also in connection with the closing of the Business Combination, RACA, as defined below, consummated the sale of an aggregate of 16,500,000 shares of Class A common stock, par value $0.0001 per share, of RACA (“Class A Common Stock”) in a private placement at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (“PIPE Financing”). In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination, each share of Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of RACA (“Class B Common Stock”) was converted into one share of Common Stock of the Company. For additional information on the Business Combination, please see Note 3.

The Company was founded on a mission to make radioligand therapy applicable to more cancers and available to more people, thereby improving the lives of cancer patients and their families everywhere.

The Company has four wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma USA Inc. and West 78th Street, LLC which are each located in the USA, and POINT Biopharma Corp., located in Canada. The Company’s headquarters is located at 4850 West 78th Street, Indianapolis, Indiana, 46268.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed unaudited condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Except as described below, the accounting policies and methods of computation applied in the unaudited interim condensed consolidated financial statements and related notes contained therein are consistent with those applied by the Company in its audited consolidated financial statements as of and for the year ended December 31, 2020 (the “2020 Financial Statements”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2020 Financial Statements.

Going Concern

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern. The previously disclosed substantial doubt was alleviated following the consummation of the Business Combination. Management concluded that there are no conditions or events, in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited interim condensed consolidated financial statements. The Company expects that its cash and equivalents of approximately $273.7 million as of June 30, 2021, are sufficient to fund its operating expenses and capital expenditure requirements into 2024.

This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date of issuance of these unaudited interim condensed consolidated financial statements, including:

a.	The Company’s current financial condition, including its sources of liquidity;
b.	The Company’s conditional and unconditional obligations due or anticipated within one year;
c.	The funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows; and
d.	Other conditions and events, when considered in conjunction with the above, that may adversely affect the Company’s ability to meet its obligations.

These unaudited interim condensed consolidated financial statements and accompanying notes have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.

Impact of COVID-19

The COVID-19 pandemic, which was declared by the World Health Organization as a pandemic in March 2020 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites. The Company is currently unable to predict when it will be able to resume normal clinical activities for its clinical programs. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

The Company is monitoring the ongoing impact of the COVID-19 pandemic on its business and the unaudited interim condensed consolidated financial statements. To date, the Company has not experienced any material business disruptions or incurred any impairment losses in the carrying values of its assets as a result of the pandemic, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these unaudited interim condensed consolidated financial statements.

Risks and uncertainties

The Company has incurred significant net losses since inception and, prior to the Business Combination, has funded operations through equity financings. Operating losses and negative cash flows are expected to continue for the foreseeable future. As losses continue to be incurred, the Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, regulatory approval of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of the COVID-19 coronavirus, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Use of estimates

The preparation of the unaudited interim condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of expenses for the periods presented. Significant estimates and assumptions reflected in these unaudited interim condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuations of stock options and warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Recent accounting pronouncements not yet effective

Debt with Conversion and Other Options

The FASB has issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effects of this guidance.

Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

The FASB has issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 provides guidance that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard also provides guidance on how an entity should measure and recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the effects of this guidance.

3. Business Combination

On March 15, 2021, POINT Biopharma Inc. entered into a definitive business combination agreement (the “Business Combination Agreement”) with Therapeutics Acquisition Corp., d/b/a Research Alliance Corp. I (“RACA”), a special purpose acquisition company, sponsored by RA Capital Management, that was created for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. On June 30, 2021, (the “Closing Date”), Bodhi Merger Sub, Inc. (“Bodhi Merger Sub”), a wholly-owned subsidiary of RACA’, merged with and into POINT Biopharma Inc. (the “Business Combination”), with POINT Biopharma Inc. as the surviving company in the Business Combination and, after giving effect to such Business Combination, POINT Biopharma Inc. became a wholly-owned subsidiary of RACA. RACA was then renamed “POINT Biopharma Global Inc.”

In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination:

(i)	each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the Closing Date was converted into shares of Common Stock of the Company or comparable vested equity awards that are exercisable for shares of Common Stock of the Company, based on an implied vested equity value of $585,000,000 (which is equal to a conversion ratio of approximately 3.59-for-1); and

(ii)	all unvested equity awards of POINT Biopharma Inc. were converted into comparable equity awards that are exercisable for shares of Common Stock of the Company, determined based on the same conversion ratio at which the vested equity awards are converted into shares of Common Stock of the Company; and
(iii)	each share of RACA Class A Common Stock and each share of RACA Class B Common Stock that was issued and outstanding immediately prior to the Closing Date became one share of Common Stock of the Company.

In connection with the Business Combination, the Company consummated the PIPE Financing, pursuant to which it received $165.0 million in exchange for 16,500,000 shares of Common Stock of the Company.

After giving effect to the Business Combination, there were 90,121,794 shares of Common Stock issued and outstanding.

We accounted for the Business Combination as a reverse recapitalization, in accordance with GAAP. POINT Biopharma Inc. is treated as the accounting acquirer (legal acquiree), while RACA is the accounting acquiree (legal acquirer) for financial reporting purposes. This determination is primarily based on the fact that the former POINT Biopharma Inc. shareholders retained a majority of the voting power of the Company and comprise a majority of the governing body of the Company, and the former POINT Biopharma Inc. senior management comprise substantially all of the senior management of the Company. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of POINT Biopharma Inc. issuing shares for the net assets of RACA, accompanied by a recapitalization. The net assets of RACA are stated at historical costs. No goodwill or other intangible assets is recorded.

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered to be direct or incremental to the proceeds raised in connection with the Business Combination and PIPE Financing totaling approximately $22.2 million, consisting of costs incurred by RACA prior to the completion of the Business Combination as well as investment banker, legal, audit, tax, accounting and listing fees. These amounts are reflected within additional paid-in capital in the interim condensed consolidated balance sheet as of June 30, 2021.

Summary of net proceeds

The following table summarizes the elements of the net proceeds from the Business Combination as of June 30, 2021:

Recapitalization
Cash - RACA Trust and cash (net of redemptions)	121,770,367
Cash - PIPE Financing	165,000,000
Less: Underwriting fees, costs incurred by RACA and other direct and incremental costs, each paid prior to June 30, 2021	(21,343,450)
Proceeds from the Business Combination, net of costs incurred by RACA and direct and incremental costs paid per the statement of cash flows	265,426,917
Less: Costs incurred by RACA and direct and incremental costs, each included in accounts payable and accrued liabilities	(861,496)
Net proceeds from the Business Combination	264,565,421

The net proceeds noted above exclude approximately $4.7 million in transaction costs that were not considered direct and incremental to the raising of capital. These costs consist of corporate expenses in the normal course of business comprised of accounting, consulting, insurance and board retainer fees. These costs were recorded as incurred in accordance with the nature of the services received.

Summary of shares of Common Stock issued

The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of
Shares
RACA Class A and Class B shares outstanding prior to the Business Combination	16,039,769
Class A shares issued pursuant to the PIPE Financing	16,500,000
Business Combination and PIPE Financing shares as converted into Common Stock	32,539,769
Conversion of POINT Biopharma Inc. common shares into Common Stock	57,582,025
Total shares of POINT Biopharma Global Inc. Common Stock outstanding immediately following the Business Combination	90,121,794

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	$	$
Prepaid clinical trial expenses	3,402,417	1,763,731
Deposit on production equipment	592,622	—
Canadian harmonized sales tax receivable	31,487	58,982
Insurance	3,980,461	—
Other	64,599	27,633
Total	8,071,586	1,850,346

5. Accrued expenses

Accrued liabilities consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	$	$
Accrued financing costs	489,219	—
Accrued research and development costs	827,095	597,994
Accrued personnel costs	1,381,644	540,292
Accrued corporate legal fees and other professional services	280,092	210,099
Other accrued costs	167,757	130,656
Total	3,145,807	1,479,041

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	$	$
Property in development	14,835,081	9,797,400
Machinery and equipment	701,883	—
Computer equipment	95,979	—
Furniture and fixtures	21,280	—
Total	15,654,223	9,797,400

7. Mortgage payable

On July 10, 2020, the Company obtained a mortgage loan in the amount of $3,562,500 (the “Mortgage”) for the purpose of purchasing land and a 77,000 square-foot building located in Indianapolis, Indiana (the “Property”). The Mortgage is collateralized by a first charge over the Property. As part of the financing the Company incurred $17,194 of costs and fees from the lender that are capitalized and recorded as finance costs over the life of the Mortgage.

The Mortgage bears interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The Mortgage requires quarterly interest payments, which commenced on October 1, 2020, with the principal amount due at maturity on January 10, 2022.

For the six months ended June 30, 2021, the Company recorded $54,605 in interest costs (June 30, 2020 — $nil) which have been capitalized within property, in development, and the Company recorded $5,662 in amortization of debt issuance costs (June 30, 2020 — $nil) through finance costs.

The Mortgage is guaranteed by a stockholder of the Company (the “Guarantor”). As of June 30, 2021, the Guarantor was in compliance with this covenant. See Note 14 regarding the repayment and release of the Mortgage.

8. Stockholders’ equity

Common Stock

The Company is authorized to issue 430,000,000 shares of Common Stock, with a par value of $0.0001 per share,as well as 20,000,000 of shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”). The figures below are presented giving effect to a retroactive application of the Business Combination which resulted in a conversion of the previous Point Biopharma Inc. common shares to shares of Common Stock of the Company at a conversion ratio of approximately 3.59:1. The par value of previous Point Biopharma Inc. common shares was $0.001. See Note 3 for additional details.

During the six months ended June 30, 2021, the Company issued 2,934,369 shares of Common Stock of which 2,869,799 shares were issued in connection with the exercise of warrants and 64,570 shares were issued in connection with the exercise of stock options issued to a non-employee consultant, each at an exercise price of approximately $6.97 per share resulting in total cash proceeds of $20,450,000.

As of June 30, 2021, the number of total issued and outstanding shares of Common Stock is 90,121,794 (December 31, 2020 – 54,647,656). As of June 30, 2021, there were nil issued and outstanding shares of Preferred Stock (December 31, 2020 — nil).

Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. During the six months ended June 30, 2021, no cash dividends had been declared or paid by the Company (June 30, 2020 — $nil).

The Company’s board of directors has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. During the six months ended June 20, 2021, no shares of Preferred Stock have been issued by the Company (June 30, 2020 - $nil).

9. Stock-based compensation

In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, in connection with the Business Combination, the Company’s board of directors adopted the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. Upon the closing of the Business Combination, the Company assumed the outstanding equity awards under the 2020 EIP and each outstanding option to acquire common shares of Point

Biopharma Inc. (whether vested or unvested) under the 2020 EIP was substituted with a substantially equivalent option to acquire shares of Common Stock of the Company based on the conversion ratio for the POINT Biopharma Inc. common shares in the Business Combination and remains outstanding under the 2020 EIP. No further grants may be made under the 2020 EIP.

The Company concluded that the replacement stock options issued in connection with the Business Combination did not require accounting for effects of the modification under the ASC 718 – Compensation – Stock Compensation (“ASC 718”) as it was concluded that a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified, b) there are no changes to the vesting conditions of the award, and c) there is no change to the classification of the award.

The Company recorded $1,028,512 to research and development expense and $77,945 to general and administrative expenses for stock-based compensation for the three months ended June 30, 2021 (June 30, 2020 — $554,888 to general and administrative expenses). The Company recorded $1,428,669 to research and development expense and $155,033 to general and administrative expenses for stock-based compensation for the six months ended June 30, 2021 (June 30, 2020 - $1,215,051 to general and administrative expenses). The Company did not recognize a tax benefit related to stock-based compensation expense during the six months ended June 30, 2021, as the Company had net operating losses carryforwards and recorded a valuation allowance against the deferred tax asset.

The following table summarizes the activity relating to the Company’s stock options. The below stock option figures are presented giving effect to a retroactive application of the Business Combination which resulted in a replacement of the previous Point Biopharma Inc. stock options with stock options of the Company, as described above, at a conversion ratio of approximately 3.59:1. In addition, the exercise price for each replacement stock option is also adjusted at using the ratio of approximately 3.59:1. See Note 3 for additional details:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price	Term (in years)
Outstanding as of December 31, 2020	2,364,010	2.88
Granted	358,724	6.97
Exercised	(64,570)	6.97
Forfeited	(35,872)	6.97
Outstanding as of June 30, 2021	2,622,292	3.28	5.5
Vested and expected to vest as of June 30, 2021	2,622,292	3.28	5.5
Options exercisable as of June 30, 2021	917,885	4.34	6.6

During the three months ended June 30, 2021, no stock options were granted. During the six months ended June 30, 2021, 358,724 stock options, were granted to a non-employee consultant of the Company. The vesting terms of the grant are such that 25% of the options vested immediately upon grant, 10% of the options were initially to vest in a year following the grant and the remaining options were initially to vest based on certain performance milestones. Upon completion of the Business Combination, the remaining 269,043 unvested stock options immediately vested and all remaining unrecognized stock-based compensation expense was recorded.

During the three months ended June 30, 2020, no stock options were granted. During the six months ended June 30, 2020, 6,787 stock options were granted to an employee and 1,727,666 stock options were granted to non-employee consultants of the Company. The vesting terms of these grants are such that 25% of the options vest after the 1st year anniversary of the date of grant and the remaining options vesting ratably over the remaining three years.

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Risk-free interest rate	0.716%	0.504%
Expected term (in years)	5.375	4.25
Expected volatility	65%	65%
Expected dividend yield	0%	0%

During the six months ended June 30, 2021, a non-employee consultant of the Company exercised 64,570 stock options resulting in the issuance of 64,570 shares of Common Stock for cash proceeds of $450,000.

As of June 30, 2021, the unrecognized stock-based compensation expense related to unvested stock options, was $1,118,674 and the estimated weighted average remaining vesting period was 2.3 years.

10. Commitments and contingencies

Property, in development commitment

The Company entered into agreements for the engineering design and modification of the property, in development. As at June 30, 2021, the Company is committed to future payments of approximately $4.6 million, relating to the construction and retrofit of the building, which are due before the expected completion in fiscal year 2021. During the three and six months ended June 30, 2021, approximately $2.2 million and $4.9 million, respectively has been recorded within property, plant and equipment in connection with these agreements (three and six months ended June 30, 2020 – $0.1 million and $0.1 million, respectively).

Clinical trial and commercial commitments

The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimal purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements range from $200,000 to $3,200,000 with a total aggregate remaining minimum commitment amount of approximately $8.0 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with its supply agreements of approximately $0.8 million and $1.3 million, respectively, during the three and six months ended June 30, 2021 (three and six months ended June 30, 2020  - $nil and $nil, respectively).

The Company also has a supply agreement with a third party to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $50.7 million ($62.9 million CAD) over the contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party supplier. The Company recorded $nil and $nil, respectively, in connection with this agreement during the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $nil and $nil, respectively).

The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $51.3 million with payments that range from one to six years. The Company recorded research and development expenses in connection with this agreement of approximately $1.8 million and $3.0 million, respectively, during the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 – $0.2 million, and $0.2 million, respectively).

License agreements

The Company in the normal course of business enters into license and sublicense agreements in connection with its clinical trials and product development. For additional details of the Company’s license agreements, see Note 12 in the 2020 Financial Statements. The Company recorded research and development expenses in connection to its license agreements of approximately $0.5 million and $1.0 million, respectively, during the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 – $nil and $nil, respectively).

On June 30, 2021, the Company entered into a license agreement with the Belgian Nuclear Research Centre (“SCK-CEN”). Under the SCK-CEN Agreement, the Company was granted a worldwide, royalty-bearing, non-exclusive, sublicensable license under SCK-CEN’s patent rights to develop, make, have made, use and import the no-carrier added Lu-177 using SCK CEN Technology. The Company is obligated to make aggregate milestone payments to SCK-CEN of up to $130,000 (€110,000) upon the achievement of certain technology implementation milestones. The Company is also obligated to make aggregate minimum royalty payments of $8,500,000 (€7,120,000) over the course of 8 years commencing in 2023. The Company did not record any costs in connection to this license agreement as of June 30, 2021.

11. Net loss per share

Basic loss earnings per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued, using the treasury stock method. The below figures are presented giving effect to a retroactive application of the Business Combination which resulted in a conversion of the previous Point Biopharma Inc. common shares to shares of Common Stock of the Company at a conversion ratio of approximately 3.59:1. See Note 3.

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	8,804,658	3,191,997	14,589,079	4,774,831
Weighted-average common shares outstanding-basic and diluted	57,582,025	45,362,014	57,116,747	22,986,636
Net loss per share attributable to common stockholders-basic and diluted	$0.15	$0.07	$0.26	$0.21

The Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

12. Income Taxes

The Company has operations in both the United States and Canada, as such it is subject to tax in both countries. The income tax expense for the three months ended June 30, 2021 and June 30, 2020 was $123,782 and $58,261 respectively. The income tax expense for the six months ended June 30, 2021 and June 30, 2020 was $164,207 and $73,505 respectively. As of June 30, 2021, the Company had no uncertain tax positions (December 31, 2020 — $nil).

The Company files income tax returns in the US federal, certain state, and Canada with varying statutes of limitations. The Company is not currently subject to tax examinations by any taxing jurisdiction. However, in the event of any such examination of its tax years 2019 and 2020, there may or may not be an impact on the Company’s net operating loss carryforwards and credits. The Company does not anticipate that any potential tax adjustments resulting from such examinations will have a significant impact on its financial position or results of operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses incurred in 2019 and 2020, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company analyzed the provisions of the CARES Act and determined there was no impact to its income tax provision for the three and six months ended June 30, 2021 and 2020.

13. Related party transactions

The Company recognized expenses in connection with related party transactions in the unaudited condensed consolidated statements of operations as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	$	$	$	$
Stock-based compensation for consulting arrangement	—	554,888	—	1,109,776
Consulting fees to stockholder	—	88,267	—	160,691
Consulting fees on business activities to Board member	53,892	34,207	83,878	56,369
Reimbursement to Board member for occupancy costs	19,584	—	36,819	—
Total	73,476	677,362	120,697	1,326,836

Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.

During the six months ended June 30, 2020, the Company issued stock options to shareholders of a related party in exchange primarily for legal and financial consulting services. No amounts are owing in respect of these services as of June 30, 2021.

During the six-month periods ended June 30, 2021 and 2020, the Company received consulting services for research and development from a Board member, for which $33,910 is recorded within accrued liabilities as of June 30, 2021. In addition, during the six months ended June 30, 2020, the Company received consulting services for manufacturing planning from a shareholder. No amounts are owing in respect of these services as of June 30, 2021.

The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC Topic 842, Leases to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.

14. Subsequent events

Issuance of stock options

On July 6, 2021, the Company granted 1,004,959 stock options for the purchase of shares of Common Stock,  each with an exercise price of $8.47, to its non-employee directors and certain executive officers and other employees. The vesting terms of these options are such that 25% of the options vest after the 1st year anniversary of the date of grant and the remaining options vesting ratably over the remaining three years.

Repayment of Mortgage

On July 29, 2021, the Mortgage on the manufacturing facility in Indianapolis, Indiana was repaid and the related guarantee was released.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2021 and 2020 (the “Q2 2021 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2020 and 2019 (the “2020 Financial Statements”) contained in our Registration Statement on Form S-1 filed with the SEC on July 30, 2021 (the “Form S-1 Registration Statement”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions (including the negative of any of the foregoing) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:

●	the success, cost and timing of our product development activities and clinical trials, our plans for clinical development of our product candidates and the initiation and completion of any other clinical trials and related preparatory work and the expected timing of the availability of results of the clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials;
●	the potential attributes and benefits of our product candidates;
●	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
●	our ability to obtain funding for our operations, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;
●	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential for our business development efforts to maximize the potential value of our portfolio;
●	our ability to identify, in-license or acquire additional product candidates;
●	our ability to maintain the license agreements underlying our product candidates;
●	our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we are pursuing for our product candidates;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacture our product candidates;
●	the development of our own manufacturing facility in Indianapolis, Indiana and the ability of this facility to provide adequate production capacity to meet future commercial demands for our product candidates;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the pricing and reimbursement of our product candidates, if approved;
●	regulatory developments in the United States and foreign countries;
●	the impact of laws and regulations;
●	our ability to attract and retain key scientific, medical, commercial or management personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;

●	the ability to recognize the anticipated benefits of the Business Combination, as defined below. which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the level of activity in the trading market for our Common Stock and the volatility of the market price of our Common Stock;
●	the effect of the COVID-19 coronavirus (“COVID-19”) pandemic on the foregoing; and
●	other factors detailed under the section entitled “Risk Factors” in the Form S-1 Registration Statement

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Form S-1 Registration Statement. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Introduction

We are a late-stage clinical precision oncology company focused on the development and commercialization of next-generation radiopharmaceuticals for the treatment of cancer. We seek to transform the lives of patients through the development of new radioligand therapies to lead the fight against cancer.

We are focused on developing targeted radioligand products for the treatment of in-tumor tissues, with the goal of radiopharmaceuticals gaining market adoption and becoming a core pillar of cancer treatment. We are advancing our broad and diverse pipeline with two clinical trials, one of which has completed enrolment and one which is currently enrolling. Critical to our success has been the ability to assemble an accomplished management team with proven track records in the pharmaceutical and radiopharmaceutical industry. We are led by a senior management team with extensive capabilities in the development and manufacturing of radiopharmaceuticals as well as business development and portfolio management.

We were incorporated on September 18, 2019 (“Inception”) as POINT Theranostics Inc. under the General Corporation Law of the State of Delaware and subsequently amended our name to “POINT Biopharma Inc.” on November 22, 2019. Subsequent to the Business Combination, as defined below, POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. on June 30, 2021.

Business Combination

On June 30, 2021 (the “Closing Date”), we consummated a business combination transaction (the “Business Combination”) with Therapeutics Acquisition Corp., d/b/a Research Alliance Corp. I, a Delaware corporation (“RACA”), pursuant to the terms of the Business Combination Agreement, dated as of March 15, 2021 (the “Business Combination Agreement”), by and among RACA, Bodhi Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of RACA (“Merger Sub”), and POINT Biopharma Inc. Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into POINT Biopharma Inc. (the “Merger”), with POINT Biopharma Inc. as the surviving company in the Merger as a wholly-owned subsidiary of RACA and (ii) RACA changed its name to “POINT Biopharma Global Inc.”

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the Effective Time was exchanged for shares of the common stock, par value $0.0001 per share, of POINT (“Common Stock”) or comparable vested equity awards that are exercisable for shares of Common Stock, as applicable, based on an implied POINT Biopharma Inc. vested equity value of $585,000,000 (which results in a conversion ratio of approximately 3.59:1); (ii) all unvested equity awards of POINT Biopharma Inc. were exchanged for comparable unvested equity awards that are exercisable for shares of Common Stock, determined based on the same exchange ratio at which the vested equity awards were exchanged for shares of Common Stock; and (iii) each share of Class A common stock, par value $0.0001 per share, of RACA (“Class A Common Stock”) and each share of Class B common stock, par value $0.0001 per share, of RACA (“Class B Common Stock”) that was issued and outstanding immediately prior to the Effective Time became one share of Common Stock following the consummation of the Business Combination.

In addition, concurrently with the execution of the Business Combination Agreement, on March 15, 2021, RACA entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and RACA agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (the “PIPE Financing”). The PIPE Financing was consummated concurrently with the closing of the Business Combination. We received net proceeds of approximately $260 million consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. Transaction costs of approximately $27 million consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.

Risks & Liquidity

Drug research and development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. We will not generate revenue from product sales unless and until we successfully complete clinical development and are able to obtain regulatory approval for and successfully commercialize the product candidates we are currently developing or may develop. We currently do not have any product candidates approved for commercial sale.

Our product candidates, currently under development or that we may develop, will require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting capabilities. There can be no assurance that our research and development activities will be successfully completed, that adequate protection for our licensed or developed technology will be obtained and maintained, that products developed will obtain necessary regulatory approval or that any approved products will be commercially viable.

If we obtain regulatory approval for one or more of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing, and distribution activities, either alone or in collaboration with others. Further, with the completion of the Business Combination, we expect to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.

We have incurred significant net losses since our Inception and have relied on the ability to fund operations through equity financings. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete clinical trials for our products and prepare for potential future regulatory approvals and commercialization of our products, if approved. We have not generated any revenue to date and do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for at least one of our product candidates.

We believe that the net proceeds from the Business Combination and PIPE Financing, together with our available resources and existing cash and cash equivalents are sufficient to fund our operating expenses and capital expenditure requirements into 2024.

As losses continue to be incurred, we are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of our product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of our product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	advance our clinical-stage product candidates: 177Lu-PNT2003 and 177Lu-PNT2002 through clinical development;
●	advance our preclinical stage product candidates: 177Lu-PNT2004, 177Lu-PNT2001, along with candidates developed with our PNT2005 drug development platform into clinical development;
●	seek to identify, acquire, and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
●	hire additional clinical, quality control, medical, scientific, and other technical personnel to support our clinical operations;
●	expand our operational, financial and management systems and increase personnel to support our operations;
●	meet the requirements and demands of being a public company;
●	maintain, expand, and protect our intellectual property portfolio;
●	make milestone, royalty, or other payments due under various in-license or collaboration agreements;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials; and
●	undertake any pre-commercialization activities to establish sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties.

COVID-19 Pandemic

The COVID-19 pandemic, which was declared by the World Health Organization as a pandemic in March 2020 and has since spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on our business and operations are uncertain.

In response to public health directives and orders and to help minimize the risk of the virus to employees, we have taken precautionary measures, including implementing work-from-home policies for certain employees and pursuing remote oversight measures for our vendors and clinical trial sits. The impact of COVID-19 may negatively impact productivity, disrupt our business, and delay our preclinical research and clinical trial activities and our development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Specifically, we may not be able to conduct in-person audits of our vendors, we may not be able to conduct in-person site visits and patient visits may be out of window or missed. Other impacts to our business may include temporary closures of our suppliers and sites and disruptions or restrictions on our employees’ ability to travel. Any prolonged material disruption to our employees or suppliers could adversely impact our preclinical research and clinical trial activities, financial condition and results of operations, including our ability to obtain financing.

We are monitoring the ongoing potential impact of the COVID-19 pandemic on our business and Q2 2021 Financial Statements. To date, we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in these Q2 2021 Financial Statements.

Components of Operating Results

Revenues

We have not generated any revenues since our Inception and do not expect to generate any revenues from the sale of products in the near future, if at all. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from product sales. Additionally, we may enter into collaboration and license agreements from time to time that provide for certain payments due to us. Accordingly, we may generate revenue from payments from such collaboration or license agreements in the future.

Research and Development

We support our drug discovery and development efforts through the commitment of significant resources to our preclinical and clinical development activities. Research and development expenses consist of costs incurred in performing research and development activities, including costs for salaries and bonuses, employee benefits, subcontractors, facility-related expenses, share-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. We recognize external research and development costs based on an evaluation of the services performed to date of specific tasks using information provided to us by our service providers.

Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the goods have been delivered or the related services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

Upfront payments under license agreements are expensed as research and development expense upon receipt of the license. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

We may be entitled to investment tax credits in connection with our research and development costs. These investment tax credits are non-refundable tax credits and are accounted for in accordance with our accounting policies.

We expect that our research and development expenses will substantially increase in connection with our planned preclinical and clinical development activities, both in the near-term and beyond as we continue to invest in activities to develop our product candidates and preclinical programs and as certain product candidates advance into later stages of development. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope, and duration of later-stage clinical trials. Furthermore, the process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot accurately estimate or know the nature, timing and costs that will be necessary to complete the preclinical and clinical development for any of our product candidates or when and to what extent we may generate revenue from the commercialization and sale of any of our product candidates or achieve profitability.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to:

●	per patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profile of our product candidates.

Changes in any of these assumptions could significantly impact the cost and timing associated with the development of our product candidates. Additionally, future competition and commercial and regulatory factors beyond our control may also impact our clinical development programs and plans.

General and Administrative

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries, benefits, and share-based compensation. General and administrative expenses also include legal fees incurred relating to corporate and patent matters, professional fees incurred for accounting, auditing, tax and administrative consulting services, insurance costs, and facilities expenses.

We estimate and accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers. We reassess and adjust our accruals as actual costs become known or as additional information becomes available.

We expect our general and administrative expenses will increase over the next several years as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor, public relations and other expenses associated with being a public company.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Q2 2021 Financial Statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes recognized in the Q2 2021 Financial Statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Q2 2021 Financial Statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	For the three	For the three
	months	months
	Ended	ended
	June 30,	June 30,	Change
(In U.S. dollars)	2021	2020	$	%
Operating expenses:
Research and development	6,700,862	2,159,322	4,541,540	210.3%
General and administrative	1,949,552	1,067,333	882,219	82.7%
Total operating expenses	8,650,414	3,226,655	5,423,759	168.1%
Loss from operations	(8,650,414)	(3,226,655)	(5,423,759)	168.1%
Other expenses:
Finance costs	(2,863)	—	(2,863)	(100.0)%
Foreign currency (loss) gain	(27,599)	92,919	(120,518)	(129.7)%
Total other expenses	(30,462)	92,919	(123,381)	(132.8)%
Loss before provision for income taxes	(8,680,876)	(3,133,736)	(5,547,140)	177.0%
Provision for income taxes	(123,782)	(58,261)	(65,521)	112.5%
Net loss	(8,804,658)	(3,191,997)	(5,612,661)	175.8%

Research and Development

The following table summarizes the components of research and development expense for the three months ended June 30, 2021 and 2020:

	For the three	For the three
	months	months
	Ended	ended
	June 30,	June 30,	Change
(In U.S. dollars)	2021	2020	$	%
Research and development expenses:
Salaries and benefits	1,568,283	131,848	1,436,435	1,089.5%
Sponsored research & product licenses	1,460,982	1,038,000	422,982	100.0%
Clinical trial	2,419,972	175,011	2,244,961	1,282.8%
Contract manufacturing	1,170,677	700,417	470,260	67.1%
Regulatory consulting	80,948	114,046	(33,098)	(29.0)%
Total	6,700,862	2,159,322	4,541,540	210.3%

For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, the increase in research and development expense was primarily due to increases in (a) costs associated with our licensing agreements and related sponsored research in connection with our product candidates both pre-clinical and clinical, (b) costs incurred in clinical trials, including manufacturing and development of product candidates, (c) increased personnel costs as the Company continues to expand its research and development headcount and (d) regulatory consulting fees that are required to further advance the development of our product candidates as we advance our pipeline and grow the organization. The Company currently does not track its R&D expenditures by product.

General and administrative

For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, the increase in general and administrative expenses was primarily due to increased (a) costs associated with legal fees relating to corporate and patent matters as well as costs incurred in relation to becoming a publicly traded company, (b) professional fees incurred for accounting, auditing, and tax, each increasing primarily in preparation of becoming a publicly traded company and (c) insurance, administrative consulting services, advertising, office expenses and other facilities expenses as the Company continues to increase the scale of its operations.

Other Expenses

For the three months ended June 30, 2021, other expenses consist primarily of (a) foreign exchange losses associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (b) accretion expense related to the amortization of capitalized transaction costs in connection with our mortgage payable. For the three months ended June 30, 2020, other expenses consisted of a foreign currency gain driven by the same or substantially similar factors impacting the current period noted above.

Income Tax Expense

For the three months ended June 30, 2021 and 2020, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.

Results of Operations

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	For the six	For the six
	months	months
	Ended	Ended
	June 30,	June 30,	Change
(In U.S. dollars)	2021	2020	$	%
Operating expenses:
Research and development	10,970,160	2,544,916	8,425,244	331.1%
General and administrative	3,414,244	2,090,997	1,323,247	63.3%
Total operating expenses	14,384,404	4,635,913	9,748,491	210.3%
Loss from operations	(14,384,404)	(4,635,913)	(9,748,491)	210.3%
Other expenses:
Finance costs	(5,662)	—	(5,662)	(100.0)%
Foreign currency loss	(34,806)	(65,413)	30,607	(46.8)%
Total other expenses	(40,468)	(65,413)	24,945	(38.1)%
Loss before provision for income taxes	(14,424,872)	(4,701,326)	(9,723,546)	206.8%
Provision for income taxes	(164,207)	(73,505)	(90,702)	123.4%
Net loss	(14,589,079)	(4,774,831)	(9,814,248)	205.5%

Research and Development

The following table summarizes the components of research and development expense for the six months ended June 30, 2021 and 2020:

	For the six	For the six
	months	months
	Ended	Ended
	June 30,	June 30,	Change
(In U.S. dollars)	2021	2020	$	%
Research and development expenses:
Salaries and benefits	2,586,653	217,061	2,369,592	1,091.7%
Sponsored research & product licenses	2,383,269	1,038,000	1,345,269	100.0%
Clinical trial	4,213,751	238,847	3,974,904	1,664.2%
Contract manufacturing	1,533,770	936,962	596,808	63.7%
Regulatory consulting	252,717	114,046	138,671	100.0%
Total	10,970,160	2,544,916	8,425,244	331.1%

For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, the increase in research and development expense was primarily due to increases in (a) salaries and wages due to increased personnel costs as the Company continues to expand its research and development headcount as well as increased stock based compensation related to stock options previously granted to a non-employee consultant of the Company, (b) costs associated with our licensing agreements and related sponsored research in connection with our product candidates both pre-clinical and clinical, (b) costs incurred in clinical trials, including manufacturing and development of product candidates and personnel costs and (c) regulatory consulting fees that are required to further advance the development of our product candidates as we advance our pipeline and grow the organization. The Company currently does not track its R&D expenditures by product.

General and administrative

For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, the increase in general and administrative expenses was primarily due to increased (a) costs associated with legal fees relating to corporate and patent matters as well as costs incurred in relation to becoming a publicly traded company, (b) professional fees incurred for accounting, auditing and tax, each increasing primarily in preparation of becoming a publicly traded company and (c) insurance, administrative consulting services, advertising, office expenses and other facilities expenses as the Company continues to increase the scale of its operations. This was partially offset by a slight decrease in salaries and wages primarily due to reduced share-based compensation expense compared to the six months ended June 30, 2020 in relation to stock options issued in the prior year to certain non-employee service providers of the Company.

Other Expenses

For the six months ended June 30, 2021, other expenses consist primarily of (a) foreign exchange losses associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (b) accretion expense related to the amortization of capitalized transaction costs in connection with our mortgage payable. For the six months ended June 30, 2020, other expenses consisted of a foreign currency loss driven by the same or substantially similar factors impacting the current period noted above.

Income Tax Expense

For the six months ended June 30, 2021 and 2020, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant net losses since the Company’s inception and, prior to the Business Combination, have relied on the ability to fund operations through equity financings. Operating losses and negative cash flows from operations and investing activities are expected to continue for the foreseeable future. As losses continue to be incurred, we are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

Cash and cash equivalents totaled $273,736,820 as of June 30, 2021. Net losses totaled $8,804,658 and $3,191,997 for the three months ended June 30, 2021, and 2020, respectively, and $14,589,079 and $4,774,831 for the six months ended June 30, 2021, and 2020, respectively.

On July 10, 2020, we obtained a mortgage loan in the amount of $3,562,500 for the purpose of purchasing a facility located in Indianapolis, Indiana (see Note 7 to the Q2 2021 Financial Statements). The loan was collateralized by a first charge over the property. As part of the financing, we incurred $17,194 of costs and fees from the lender that are capitalized and recorded as finance costs over the life of the mortgage. The mortgage bore interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The loan required quarterly interest payments, commencing October 1, 2020, with the principal amount due at maturity on January 10, 2022. On July 29, 2021, this mortgage loan was repaid in full and the related mortgage on the facility in Indianapolis, Indiana was released.

For the three and six months ended June 30, 2021, we recorded $26,689 and $54,605, respectively, in interest costs which have been capitalized within property, in development, and $2,799 and $5,662, respectively, of accretion expense recorded within finance costs related to the amortization of capitalized financing costs and fees.

On January 28, 2021, warrants for the purchase of common shares of POINT Biopharma Inc. were exercised resulting in net proceeds of $20,000,000. We intend to use the net proceeds from the transaction for general corporate purpose, funding of development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, licensing of additional product candidates and to support our working capital needs.

On March 8, 2021, we received cash proceeds of $450,000 for a non-employee consultant’s exercise of stock options.

Future Funding Requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We will require additional capital to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
●	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
●	the number of future product candidates that we may pursue and their development requirements;
●	subject to receipt of regulatory approval, the costs of commercialization activities for our product candidates, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
●	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;
●	the achievement of milestones that trigger payments under our various license agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
●	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
●	the costs of operating as a public company.

As of June 30, 2021, we had cash and cash equivalents of approximately $273.7 million. We expect that our cash and equivalents are sufficient to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on current assumptions that may change or prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a holder of Common Stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Going Concern

We assess and determine our ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern.

We concluded that there are no conditions or events, in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of at least twelve months from June 30, 2021. We expect that our cash and equivalents of approximately $273.7 million as of June 30, 2021, are sufficient to fund our operating expenses and capital expenditure requirements into 2024.

These Q2 2021 Financial Statements have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Working Capital

Working capital is defined as current assets less current liabilities.

The following table summarizes our total working capital and current assets and liabilities as of June 30, 2021 and December 31, 2020:

	As of	As of
	June 30,	December 31,	Change
(In U.S. dollars)	2021	2020	$	%
Current assets	281,808,406	12,397,095	269,411,311	2,173.2%
Current liabilities	11,909,588	5,163,557	6,746,031	130.6%
Total working capital	269,898,818	7,233,538	262,665,280	3,631.2%

The increase in working capital as of June 30, 2021, primarily reflects (a) net proceeds of approximately $260 million in connection with the Business Combination and the related PIPE Financing, exclusive of redemptions and approximately $27 million of transaction costs and (b) approximately $20.5 million received from the exercise of warrants and stock options during the six months ended June 30, 2021. The transaction costs related to the Business Combination and PIPE Financing consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.

The increase in working capital as of June 30, 2021 was partially offset by increased (a) operating expenses, including research and development costs, (b) capital expenditures in connection with the development of our manufacturing and development facility in Indiana and (c) the change in classification of our mortgage payable to a current liability based on its contractual repayment date in first quarter of 2022.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	For the six	For the six
	months	months
	Ended	ended
	June 30,	June 30,	Change
(In U.S. dollars)	2021	2020	$	%
Net cash flows used in operating activities	(16,830,023)	(4,207,358)	(12,622,665)	300.0%
Net cash flows used in investing activities	(5,856,823)	—	(5,856,823)	(100.0)%
Net cash flows provided by financing activities	285,876,917	11,253,754	274,623,163	2,440.3%
Net increase (decrease) in cash and cash equivalents	263,190,071	7,046,396	256,143,675	3,635.1%

Cash flows used in operating activities

Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.

The significant increase in cash used in operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily the result of (a) increased operating expenses as we grow our operations and further the development of our pipeline, as described above and (b) pre-payments made in connection with our clinical trials.

Cash flows used in Investing Activities

For the six months ended June 30, 2021, cash used in investing activities reflected $5.9 million in capital expenditures for purchases in connection with the development of our Indiana facility. There were no cash flows from investing activities during the six months ended June 30, 2020.

Cash flows provided by Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities totaled $285.9 million, which consisted (a) net proceeds in connection with the Business Combination and the related PIPE Financing, and (b) the proceeds from the exercise of warrants and stock options each as discussed above.

For the six months ended June 30, 2020, net cash provided by financing activities totaled $11.3 million, which consisted of proceeds from the issuance of common shares of POINT Biopharma Inc.

Contractual Obligations and Other Commitments

The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 10 to the Q2 2021 Financial Statements.

For additional information related to our license agreements, please also see Note 10 to the Q2 2021 Financial Statements and Notes 11 and 12 to the 2020 Financial Statements.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements or holdings in any variable interest entities.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our Q2 2021 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC.

The preparation of the Q2 2021 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Q2 2021 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are outlined in Note 2 to the 2020 Financial Statements and in Note 2 to the Q2 2021 Financial Statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Accrued research and development expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including costs for salaries and bonuses, employee benefits, subcontractors, facility-related expenses, depreciation and amortization, share-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. We recognize external research and development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the goods have been delivered or the related services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered. Upfront payments under license agreements are expensed as research and development expense upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

The Company has entered into various research, development and manufacturing contracts with research institutions and other companies. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. The upfront payments to acquire a new drug compound, as well as subsequent milestone payments, are immediately expensed as acquired in-process research and development, provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Once regulatory approval is received, payments to acquire rights, and the related milestone payments, are capitalized and the amortization of such assets recorded to product cost of sales.

As part of the process of preparing the Q2 2021 Financial Statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, our estimated accruals have not differed materially from actual costs incurred.

Stock-Based Compensation

We determine the fair value of each award issued under our equity-based compensation plan on the date of grant. Compensation expense for service-based stock option awards is recognized on a straight-line basis for the entire award over the requisite service period, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

We elected to account prospectively for forfeitures as they occur rather than apply an estimated forfeiture rate to share-based compensation expense. We classify share-based compensation expense in our Q2 2021 Financial Statements in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

We estimate the fair value of the stock option awards on the date of grant using the Black-Scholes-Merton option pricing model which includes certain judgments and estimates including the expected life of the stock options as well the risk-free rate, dividend yield, and volatility, each estimated over the expected life of the stock options. Prior to the Business Combination there was no public market for our common shares, we therefore determined the volatility for stock options granted based on an analysis of reported data for a peer group of companies. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own share price becomes available. As we do not have a history of stock option exercises, the expected life of the stock options has been determined as the using the simplified method being the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common shares.

Recently adopted accounting standards and recent accounting pronouncements

For a discussion of new accounting standard updates adopted by the Company as well as recent accounting pronouncements for accounting standard updates not yet effective and their respective impact and expected impact on our Q2 2021 Financial Statements or disclosures, please see Note 2 to the Q2 2021 Financial Statements.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business, primarily interest rate risk and foreign exchange risk.

Our mortgage payable is priced at 1-month LIBOR (subject to a floor of 0.25%) plus a spread of 2.85% and is exposed to fluctuations in that floating rate. As of June 30, 2021, the 1-month LIBOR was below the floor of 0.25% at 0.0770%. On July 29, 2021, the mortgage loan was repaid in full and the related mortgage on our facility in Indianapolis, Indiana was released.

We are exposed to foreign currency risk in relation to its expenses incurred from certain Canadian supplier agreements as well as salaries and wages in respect of our Canadian employees. We also incurred limited expenses denominated in Euro.

We currently have not engaged in any hedging activities and we do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein. We will continue to monitor our market risks and responses to those risks.

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Since completing the Business Combination, with the oversight of senior management and our audit committee, we have been taking steps to improve and enhance our internal control over financial reporting. These steps include: (i) adopting and continuing to improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; (ii) establishing an ongoing program of education for our corporate finance and reporting employees, specifically including GAAP and the application of accounting pronouncements; (iii) engaging third-party consultants to review the design of our systems of internal control over financial reporting and to recommend improvements; and (iv) hiring experienced personnel to oversee and effectively allow for formally documenting accounting policies and ensuring compliance with accounting requirements.

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. – RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks and uncertainties described in the prospectus included in our Registration Statement on Form S-1 filed with the SEC on July 30, 2021 (the “Prospectus”). If any of these risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

PIPE Shares

Concurrently with the execution of the Business Combination Agreement, RACA entered into subscription agreements with each of the PIPE Investors, pursuant to which, at the Closing, the PIPE Investors subscribed for and purchased an aggregate of 16,500,000 shares of Common Stock at a price of $10.00 per share for aggregate gross proceeds of $165,000,000. Affiliates of RA Capital Management, L.P., funded $40,000,000 in the PIPE Financing.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2021.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description
2.1†

Business Combination Agreement, dated as of March 15, 2021, by and among Therapeutics Acquisition Corp., Bodhi Merger Sub 1, Inc., and Point Biopharma Inc. (incorporated by reference to Annex A to the Definitive Proxy Statement filed by the Company on June 9, 2021).

3.1	Certificate of Incorporation of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 1, 2021).
3.2	By-laws of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 1, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4/A filed by the Company on June 7, 2021).
10.2†

Amended and Restated Registration and Stockholder Rights Agreement, dated June 30, 2021, by and among Therapeutics Acquisition Holdings LLC and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on July 1, 2021).

10.3#	POINT Biopharma Global Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on July 1, 2021).
10.4#

Form of Non-Qualified Stock Option Agreement under the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on July 1, 2021).

10.5#

Form of Non-Qualified Stock Option Agreement under the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on July 1, 2021).

10.6#

Form of Restricted Stock Unit Award Agreement under the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company on July 1, 2021).

10.7#

Form of Restricted Stock Unit Award Agreement under the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Company on July 1, 2021).

10.8#

Form of Incentive Stock Option Agreement under the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by the Company on July 1, 2021).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Form 8-K filed by the Company on July 1, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

#Indicates a management contract or any compensatory plan, contract or arrangement.

†

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BIOPHARMA GLOBAL INC.

Date: August 13, 2021

	By:	/s/Joe McCann.
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)