Form 10-Q
period 2021-09-30
POINT Biopharma Global Inc.
filed 2021-11-12
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______.

Commission file number: 001-39311

POINT BIOPHARMA GLOBAL INC.
(Exact name of registrant as specified in its charter)

Delaware		85-0800493
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization)

4850 West 78th Street
Indianapolis	IN	46268
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (647) 812-2417
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PNT	The	Nasdaq	Capital Market

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
Common Stock, par value $0.0001 per share – 90,121,794 shares outstanding as of November 8, 2021.

1

2

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
POINT Biopharma Global Inc.
Interim Condensed Consolidated Balance Sheets
(In U.S. dollars)

	September 30, 2021
	(Unaudited)	December 31, 2020
	$	$
ASSETS
Current assets
Cash and cash equivalents	252,825,718	10,546,749
Prepaid expenses and other current assets	6,468,219	1,850,346
Total current assets	259,293,937	12,397,095

Property, plant and equipment	17,901,979	9,797,400
Total assets	277,195,916	22,194,495

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	3,218,234	3,596,634
Accrued liabilities	4,674,266	1,479,041
Income taxes payable	201,629	87,882
Total current liabilities	8,094,129	5,163,557

Deferred tax liability	62,719	—
Mortgage payable, net of debt discount	—	3,550,660
Total liabilities	8,156,848	8,714,217

Commitments and contingencies (note 10)

Stockholders’ equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 90,121,794 and 54,647,656 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9,012	5,465
Additional paid-in capital	314,117,994	26,857,040
Accumulated deficit	(45,087,938)	(13,382,227)
Total stockholders’ equity	269,039,068	13,480,278

Total liabilities and stockholders’ equity	277,195,916	22,194,495
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Operations
(In U.S. dollars)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	$	$	$	$
Operating expenses
Research and development	13,004,649	2,480,064	23,974,809	5,024,980
General and administrative	4,026,666	596,164	7,440,910	2,687,161
Total operating expenses	17,031,315	3,076,228	31,415,719	7,712,141
Loss from operations	(17,031,315)	(3,076,228)	(31,415,719)	(7,712,141)

Other (expenses) income
Finance costs	(6,178)	(2,507)	(11,840)	(2,507)
Foreign currency gain (loss)	1,905	31,485	(32,901)	(33,928)
Total other expenses (income)	(4,273)	28,978	(44,741)	(36,435)

Loss before provision for income taxes	(17,035,588)	(3,047,250)	(31,460,460)	(7,748,576)
Provision for income taxes	(81,044)	—	(245,251)	(73,505)
Net loss	(17,116,632)	(3,047,250)	(31,705,711)	(7,822,081)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.19)	$(0.06)	$(0.46)	$(0.23)
Basic and diluted weighted average common shares outstanding	90,121,794	54,181,325	68,317,492	33,579,905
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$
Balance at December 31, 2020 (as previously reported)	15,233,884	15,234	—	—	26,847,271	(13,382,227)	13,480,278
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	(15,233,884)	(15,234)	54,647,656	5,465	9,769	—	—
Balance at December 31, 2020, effect of the Business Combination (refer to Note 3)	—	—	54,647,656	5,465	26,857,040	(13,382,227)	13,480,278
Issuance of shares of Common Stock in connection with exercise of warrants	—	—	2,869,799	287	19,999,713	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	—	—	64,570	6	449,994	—	450,000
Stock-based compensation	—	—	—	—	477,245	—	477,245
Net loss	—	—	—	—	—	(5,784,421)	(5,784,421)
Balance at March 31, 2021, effect of the Business Combination (refer to Note 3)	—	—	57,582,025	5,758	47,783,992	(19,166,648)	28,623,102
Issuance of shares of Common Stock, net of direct and incremental costs in connection with the Business Combination (refer to Note 3)	—	—	32,539,769	3,254	264,562,167	—	264,565,421
Stock-based compensation	—	—	—	—	1,106,457	—	1,106,457
Net loss	—	—	—	—	—	(8,804,658)	(8,804,658)
Balance at June 30, 2021	—	—	90,121,794	9,012	313,452,616	(27,971,306)	285,490,322
Direct and incremental costs in connection with the Business Combination (refer to Note 3)	—	—	—	—	317,261	—	317,261
Stock-based compensation	—	—	—	—	348,117	—	348,117
Net loss	—	—	—	—	—	(17,116,632)	(17,116,632)
Balance at September 30, 2021	—	—	90,121,794	9,012	314,117,994	(45,087,938)	269,039,068
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$
Balance at December 31, 2019 (as previously reported)	—	—	—	—	—	(9,224)	(9,224)
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	—	—	—	—	—	—	—
Balance at December 31, 2019, effect of the Business Combination (refer to Note 3)	—	—	—	—	—	(9,224)	(9,224)
Issuance of shares of Common Stock			22,710,246	2,271	3,242,162	—	3,244,433
Share-based compensation	—	—	—	—	660,163	—	660,163
Net loss	—	—	—	—	—	(1,582,834)	(1,582,834)
Balance at March 31, 2020, effect of the Business Combination (refer to Note 3)	—	—	22,710,246	2,271	3,902,325	(1,592,058)	2,312,538
Issuance of shares of Common Stock			29,724,514	2,973	8,006,348	—	8,009,321
Stock-based compensation	—	—	—	—	554,888	—	554,888
Net loss	—	—	—	—	—	(3,191,997)	(3,191,997)
Balance at June 30, 2020, effect of the Business Combination (refer to Note 3)	—	—	52,434,760	5,244	12,463,561	(4,784,055)	7,684,750
Issuance of shares of Common Stock, net of issuance costs of $324,555	—	—	2,212,896	221	11,321,404	—	11,321,625
Issuance of warrants	—	—	—	—	2,526,320	—	2,526,320
Stock-based compensation	—	—	—	—	403,997	—	403,997
Net loss	—	—	—	—	—	(3,047,250)	(3,047,250)
Balance at September 30, 2020, effect of the Business Combination (refer to Note 3)	—	—	54,647,656	5,465	26,715,282	(7,831,305)	18,889,442
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the nine months ended
	September 30, 2021	September 30, 2020
	$	$
Cash flows from operating activities
Net loss:	(31,705,711)	(7,822,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	62,719	—
Stock-based compensation expense	1,931,819	1,619,048
Amortization of debt issuance costs	11,840	2,507
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,617,873)	(82,611)
Accounts payable	(378,400)	1,957,578
Accrued liabilities	3,077,699	458,988
Income taxes payable	113,747	73,505
Amount due to related party within accrued liabilities	117,526	7,233
Net cash used in operating activities	(31,386,634)	(3,785,833)

Cash flows from investing activities
Purchase of property, plant and equipment	(8,104,579)	(6,090,918)
Net cash used in investing activities	(8,104,579)	(6,090,918)

Cash flows from financing activities
Issuance of common stock and warrants to purchase common stock of POINT Biopharma Inc.	—	25,426,254
Costs and fees on issuance of Common Stock	—	(324,555)
Borrowings on mortgage payable, net of debt discount	—	3,545,306
Repayment of mortgage payable	(3,562,500)	—
Issuance of shares of Common Stock in connection with exercise of warrants	20,000,000	—
Issuance of shares of Common Stock in connection with stock option exercises	450,000	—
Issuance of shares of Common Stock in connection with the Business Combination (see note 3), net of costs incurred by RACA and direct and incremental costs paid	264,882,682	—
Net cash provided by financing activities	281,770,182	28,647,005

Net increase in cash and cash equivalents	242,278,969	18,770,254
Cash and cash equivalents, beginning of period	10,546,749	—
Cash and cash equivalents, end of period	252,825,718	18,770,254

Supplemental disclosure of cash flow information:
Cash paid for income taxes	(68,785)	—
Cash paid for interest on mortgage payable	(92,338)	—
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1. Nature of business
Formation and organization
POINT Biopharma Global Inc., together with its consolidated subsidiaries (the “Company”), is a globally focused radiopharmaceutical company building a platform for the clinical development and commercialization of radioligands that fight cancer. On September 18, 2019, POINT Theranostics Inc. was incorporated under the General Corporation Law of the State of Delaware (the "DGCL") and amended its name to “POINT Biopharma Inc.” on November 22, 2019. On September 30, 2021, following the Business Combination (as defined below), POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. Under the terms of the Business Combination Agreement (as defined below), shareholders of POINT Biopharma Inc. received approximately 3.59 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) in exchange for each common share of Point Biopharma Inc. Also in connection with the closing of the Business Combination, RACA (as defined below) consummated the sale of an aggregate of 16,500,000 shares of Class A common stock, par value $0.0001 per share, of RACA (“Class A Common Stock”) in a private placement at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (“PIPE Financing”). In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination (as defined below), each share of Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of RACA (“Class B Common Stock”) was converted into one share of Common Stock of the Company. For additional information on the Business Combination, please see Note 3.
The Company was founded on a mission to make radioligand therapy applicable to more cancers and available to more people, thereby improving the lives of cancer patients and their families everywhere.
The Company has four wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma USA Inc. and West 78th Street, LLC, each located in the USA, and POINT Biopharma Corp., located in Canada. The Company’s headquarters is located at 4850 West 78th Street, Indianapolis, Indiana, 46268.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited interim condensed unaudited condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Except as described below, the accounting policies and methods of computation applied in the unaudited interim condensed consolidated financial statements and related notes contained therein are consistent with those applied by the Company in its audited consolidated financial statements as of and for the year ended December 31, 2020 contained in our Registration Statement on Form S-1 filed with the SEC on July 30, 2021(the “2020 Financial Statements”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2020 Financial Statements.
These unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern on the basis that the Company will continue as a going concern.
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

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company may not be able to fulfill enrollment expectations on its planned timeline or visit clinics to conduct on-site monitoring due to disruptions at its clinical trial sites. The Company is currently unable to predict when potential disruptions to its clinical programs resulting from the pandemic will resolve. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.
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
Recent accounting pronouncements not yet effective
Debt with Conversion and Other Options
The FASB has issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company does not expect a material impact to its consolidated financial statements as a result of this guidance.
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
The FASB has issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 provides guidance that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard also provides guidance on how an entity should measure and recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities, including adoption in an interim period. The Company does not expect a material impact to its consolidated financial statements as a result of this guidance.
3. Business Combination
On March 15, 2021, POINT Biopharma Inc. entered into a definitive business combination agreement (the “Business Combination Agreement”) with Therapeutics Acquisition Corp., d/b/a Research Alliance Corp. I (“RACA”), a special purpose acquisition company sponsored by RA Capital Management, that was created for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. On June 30, 2021, (the “Closing Date”), Bodhi Merger Sub, Inc. (“Bodhi Merger Sub”), a wholly-owned subsidiary of RACA, merged with and into POINT Biopharma Inc. (the “Business Combination”), with POINT Biopharma Inc. as the surviving company in the Business Combination and, after giving effect to such Business Combination, POINT Biopharma Inc. became a wholly-owned subsidiary of RACA. RACA was then renamed “POINT Biopharma Global Inc.”
In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination:
(i)each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the Closing Date was converted into shares of Common Stock of the Company or comparable vested equity awards that are exercisable for shares of Common Stock of the Company, based on an implied vested equity value of $585,000,000 (which is equal to a conversion ratio of approximately 3.59-for-1); and
(ii)all unvested equity awards of POINT Biopharma Inc. were converted into comparable equity awards that are exercisable for shares of Common Stock of the Company, determined based on the same conversion ratio at which the vested equity awards are converted into shares of Common Stock of the Company; and
(iii)each share of RACA Class A Common Stock and each share of RACA Class B Common Stock that was issued and outstanding immediately prior to the Closing Date became one share of Common Stock of the Company.
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
In connection with the Business Combination, the Company incurred underwriting fees and other costs considered to be direct or incremental to the proceeds raised in connection with the Business Combination and PIPE Financing totaling approximately $21.9 million, consisting of costs incurred by RACA prior to the completion of the Business Combination as well as investment banker, legal, audit, tax, accounting and listing fees. These amounts are reflected within additional paid-in capital in the interim condensed consolidated balance sheet as of September 30, 2021.
Summary of net proceeds
The following table summarizes the elements of the net proceeds from the Business Combination:

Recapitalization
Cash - RACA Trust and cash (net of redemptions)	121,770,367
Cash - PIPE Financing	165,000,000
Less: Underwriting fees, costs incurred by RACA and other direct and incremental costs, each paid prior to September 30, 2021	(21,887,685)
Net proceeds from the Business Combination, net of costs incurred by RACA and direct and incremental costs paid per the statement of cash flows	264,882,682

The net proceeds noted above exclude approximately $4.7 million in transaction costs that were not considered direct and incremental to the raising of capital. These costs consist of corporate expenses in the normal course of business comprised of accounting, consulting, insurance and board retainer fees. These costs were recorded as incurred in accordance with the nature of the services received. During the three months ended September 30, 2021, the Company updated its estimate for certain accrued transaction costs resulting in a reduction in total transaction costs by approximately $0.3 million which has been recorded through additional paid in capital.

Summary of shares of Common Stock issued
The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
RACA Class A and Class B shares outstanding prior to the Business Combination	16,039,769
Class A shares issued pursuant to the PIPE Financing	16,500,000
Business Combination and PIPE Financing shares as converted into Common Stock	32,539,769
Conversion of POINT Biopharma Inc. common shares into Common Stock	57,582,025
Total shares of POINT Biopharma Global Inc. Common Stock outstanding immediately following the Business Combination	90,121,794
4. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	$	$
Insurance	3,103,769	—
Prepaid clinical trial expenses	2,548,625	1,763,731
Deposit on production equipment	594,143	—
Canadian harmonized sales tax receivable	48,621	58,982
Other	173,061	27,633
Total	6,468,219	1,850,346

5. Accrued expenses
Accrued liabilities consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	$	$
Accrued personnel costs	2,142,189	540,292
Accrued research and development costs	1,992,670	597,994
Accrued costs for purchases of property, plant and equipment	112,236	—
Accrued corporate legal fees and other professional services	253,221	210,099
Other accrued costs	173,950	130,656
Total	4,674,266	1,479,041
6. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	$	$
Property in development	15,816,792	9,797,400
Machinery and equipment	1,395,544	—
Furniture and fixtures	591,652	—
Computer equipment	97,991	—
Total	17,901,979	9,797,400
7. Mortgage payable
On July 10, 2020, the Company obtained a mortgage loan in the amount of $3,562,500 (the “Mortgage”) for the purpose of purchasing land and a building with approximately 80,000 square-feet located in Indianapolis, Indiana (the “Property”). The Mortgage was collateralized by a first charge over the Property. As part of the financing the Company incurred $17,194 of costs and fees from the lender that were capitalized and recorded as finance costs over the life of the Mortgage. On July 29, 2021, the Mortgage on the manufacturing facility in Indianapolis, Indiana was repaid and the related mortgage on the Company's facility in Indianapolis, Indiana was released.
Prior to its repayment, the Mortgage bore interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The Mortgage required quarterly interest payments, which commenced on October 1, 2020, with the principal amount originally due at maturity on January 10, 2022.
For the three months ended September 30, 2021, the Company recorded $8,590 in interest costs (September 30, 2020 — $25,462) which have been capitalized within property, in development, and $6,178 in amortization of debt issuance costs (September 30, 2020 — $2,507) through finance costs. For the nine months ended September 30, 2021, the Company recorded $63,195 in interest costs (September 30, 2020 — $25,462) which have been capitalized within property, in development, and $11,840 in amortization of debt issuance costs (September 30, 2020 — $2,507) through finance costs.
8. Stockholders’ equity
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
During the three months ended September 30, 2021, there were no issuances of Common Stock. During the nine months ended September 30, 2021, the Company (a) issued 32,539,769 shares of Common Stock in connection with the Business Combination and PIPE Financing (see Note 3) and (b) issued 800,000 shares of common stock of POINT Biopharma Inc. (exchanged for 2,869,799 shares of Common Stock) in connection with the exercise of warrants and 18,000 shares of common stock of POINT Biopharma Inc. (exchanged for 64,570 shares of Common Stock) in connection with the exercise of stock options issued to a non-employee consultant, resulting in total cash proceeds of $20,450,000.
As of September 30, 2021, the number of total issued and outstanding shares of Common Stock is 90,121,794 (December 31, 2020 – 54,647,656). As of September 30, 2021, there were no issued and outstanding shares of Preferred Stock (December 31, 2020 — nil).
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. During the nine months ended September 30, 2021, no cash dividends had been declared or paid by the Company (September 30, 2020 — $nil).
The Company’s board of directors has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. During the nine months ended September 30, 2021, no shares of Preferred Stock have been issued by the Company (September 30, 2020 — nil).
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
The Company concluded that the replacement stock options issued in connection with the Business Combination did not require accounting for effects of the modification under the ASC 718 – Compensation – Stock Compensation (“ASC 718”) as it was concluded that (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified, (b) there are no changes to the vesting conditions of the award, and (c) there is no change to the classification of the award.
The Company recorded $222,135 to research and development expense and $125,982 to general and administrative expenses for stock-based compensation for the three months ended September 30, 2021 (September 30, 2020 — $nil to research and development expense and $403,997 to general and administrative expenses). The Company recorded $1,650,804 to research and development expense and $281,015 to general and administrative expenses for stock-based compensation for the nine months ended September 30, 2021 (September 30, 2020 — $nil to research and development expense and$1,619,048 to general and administrative expenses). The Company did not recognize a tax benefit related to stock-based compensation expense during the nine months ended September 30, 2021, as the Company had net operating losses carryforwards and recorded a valuation allowance against the deferred tax asset.
The following table summarizes the activity relating to the Company’s stock options. The below stock option figures are presented giving effect to a retroactive application of the Business Combination which resulted in a replacement of the previous POINT Biopharma Inc. stock options with stock options of the Company, as described above, at a conversion ratio of approximately 3.59:1. In addition, the exercise price for each replacement stock option is also adjusted using the ratio of approximately 3.59:1. See Note 3 for additional details:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2020	2,364,010	2.88
Granted	1,363,683	8.08
Exercised	(64,570)	6.97
Forfeited	(36,872)	7.01
Outstanding as of September 30, 2021	3,626,251	4.72	5.4
Vested and expected to vest as of September 30, 2021	3,626,251	4.72	5.4
Options exercisable as of September 30, 2021	985,145	4.51	6.3
During the three months ended September 30, 2021, 1,004,959 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.697. The vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest ratably over the remaining three years. During the nine months ended September 30, 2021, 1,363,683 stock options were granted, including the 1,004,959 stock options discussed above as well as 358,724 stock options granted to a non-employee consultant of the Company, with a weighted average grant date fair value of $3.885. The vesting terms of the grant to the non-employee consultant were such that 25% of the options vested immediately upon grant, 10% of the options were initially to vest in a year following the grant and the remaining options were initially to vest based on certain performance milestones. Upon completion of the Business Combination, the remaining 269,043 unvested stock options immediately vested and all remaining unrecognized stock-based compensation expense associated with these stock options was recorded.

During the three months ended September 30, 2020, 394,595 stock options were granted to employees and non-employee directors of the Company, with a weighted average grant date fair value of $3.335. 125,553 of such stock options vesting in full upon ninety days after the grant date and the remaining stock options are vesting as to 25% of the options on the one-year anniversary of the date of grant with the remaining 75% of such stock options vesting ratably over the remaining three years. During the nine months ended September 30, 2020, 2,129,048 stock options were granted to employees and non-employee directors of the Company, including the 394,595 stock options discussed above as well as 1,734,453 stock options granted to employees and non-employee consultants of the Company, with a weighted average grant date fair value of $0.701. The vesting terms of the 1,734,453 stock options granted to employees and non-employee consultants of the Company are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest ratably over the remaining three years.

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Risk-free interest rate	0.664%	0.184% - 0.249%	0.664% - 0.716%	0.184% - 0.504%
Expected term (in years)	4.25	3.08 - 4.25	4.25 - 5.38	3.08 - 4.25
Expected volatility	73%	65%	65% - 73%	65%
Expected dividend yield	—%	—%	—%	—%
During the nine months ended September 30, 2021, a non-employee consultant of the Company exercised 64,570 stock options with an intrinsic value of $nil, resulting in the issuance of 64,570 shares of Common Stock for cash proceeds of $450,000.
As of September 30, 2021, the unrecognized stock-based compensation expense related to unvested stock options, was $5,486,152 and the estimated weighted average remaining vesting period was 2.6 years.
10. Commitments and contingencies
Property, in development commitment
The Company entered into agreements for the engineering design and modification of the property, in development. As of September 30, 2021, the Company is committed to future payments of approximately $4.1 million, relating to the construction and retrofit of the building, which are due before the expected completion in fiscal year 2021. During the three and nine months ended September 30, 2021, approximately $0.8 million and $5.7 million, respectively has been recorded within property, plant and equipment in connection with these agreements (three and nine months ended September 30, 2020 – $2.3 million and $2.4 million, respectively).
Clinical trial and commercial commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimal purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements include individual commitments up to $3.8 million. Aggregate remaining minimum commitments amount to approximately $7.4 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with its supply agreements of approximately $1.1 million and $2.4 million, respectively, during the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 - $0.1 million and $0.1 million, respectively).
The Company also has a supply agreement with a third party to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $49.5 million ($62.9 million CAD) over the contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party supplier. The Company recorded $nil and $nil, respectively, in connection with this agreement during the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 - $nil and $nil, respectively).
The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $47.7 million with payments that range from one to six years. The Company recorded research and development expenses in connection with this agreement of approximately $3.9 million and $6.9 million, respectively, during the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 – $0.8 million, and $1.0 million, respectively).
License agreements
The Company in the normal course of business enters into license and sublicense agreements in connection with its clinical trials and product development. For additional details of the Company’s license agreements, see Note 12 in the 2020 Financial Statements.
On June 30, 2021, the Company entered into a license agreement with the Belgian Nuclear Research Centre (“SCK-CEN”). Under the SCK-CEN Agreement, the Company was granted a worldwide, royalty-bearing, non-exclusive, sublicensable license under SCK-CEN’s patent rights to develop, make, have made, use and import no carrier-added Lu-177 using SCK-CEN Technology. The Company is obligated to make aggregate milestone payments to SCK-CEN of up to $127,000 (€110,000) upon the achievement of certain technology implementation milestones. The Company is also obligated to make aggregate minimum royalty payments of $8,200,000 (€7,120,000) over the course of 8 years commencing in 2023 with an annual cap of €6,300,000 over the same term. The Company did not record any costs in connection to this license agreement during the three and nine months ended September 30, 2021.

On September 24, 2021, POINT Biopharma Inc. entered into a third amendment (the “Third Amendment”) to that certain Exclusive Sublicense Agreement, dated April 2, 2020, between POINT Biopharma Inc. and Bach Biosciences, LLC, ("Bach Biosciences") as amended by the First Amendment to Exclusive Sublicense Agreement, dated April 14, 2020, and the Second Amendment to Exclusive Sublicense Agreement, dated January 5, 2021 (collectively, the “Sublicense Agreement”). The Sublicense Agreement grants to POINT Biopharma Inc. an exclusive, sublicensable, worldwide license under Bach Biosciences’ patent rights to use, develop, manufacture and commercialize any products arising from the licensed technology. Pursuant to the Third Amendment, POINT Biopharma Inc. exercised its option (the “Commercialization Option”) under the Sublicense Agreement to acquire a worldwide exclusive, royalty bearing license to commercialize any products and processes from uses of patent rights for FAP-targeted radiopharmaceuticals. The Third Amendment also amended the Sublicense Agreement to provide the Company with the first option (the “Invention Option”) to acquire a worldwide exclusive royalty bearing license to Bach Biosciences’ patent rights, materials and know-how with respect to new inventions directed to FAP-targeted radiopharmaceuticals. As partial consideration for the exercise of the Commercialization Option and the grant of the Invention Option under the Third Amendment, POINT Biopharma Inc. paid, upon execution of the Sublicense Agreement, an option exercise fee of $3,250,000. POINT Biopharma Inc. is also required to make regular quarterly contributions up to a specified amount to Bach Biosciences’ specified research and development until June 1, 2022 and October 1, 2022, in each case, commencing on October 1, 2021.

The Company recorded research and development expenses in connection to the Third Amendment of $3,250,000 during the three and nine months ended September 30, 2021
The Company recorded research and development expenses in connection to its license agreements of approximately $4.0 million and $4.9 million during the three and nine months ended September 30, 2021, respectively, (three and nine months ended September 30, 2020 – $0.4 million and $1.4 million, respectively).
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

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net loss attributable to common stockholders	17,116,632	3,047,250	31,705,711	7,822,081
Weighted-average common shares outstanding-basic and diluted	90,121,794	54,181,325	68,317,492	33,579,905
Net loss per share attributable to common stockholders-basic and diluted	$0.19	$0.06	$0.46	$0.23
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
12. Income Taxes
The Company has operations in both the United States and Canada, as such it is subject to tax in both countries. The income tax expense for the three months ended September 30, 2021 and September 30, 2020 was $81,044 and nil respectively. The income tax expense for the nine months ended September 30, 2021 and September 30, 2020 was $245,251 and $73,505 respectively. As of September 30, 2021, the Company had no uncertain tax positions (December 31, 2020 — $nil).
The Company files income tax returns in the US federal, certain state, and Canada with varying statutes of limitations. The Company is not currently subject to tax examinations by any taxing jurisdiction. However, in the event of any such examination of its tax years 2019 and 2020, there may or may not be an impact on the Company’s net operating loss carryforwards and credits. The Company does not anticipate that any potential tax adjustments resulting from such examinations would have a significant impact on its financial position or results of operations.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses incurred in 2019 and 2020, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company analyzed the provisions of the CARES Act and determined there was no impact to its income tax provision for the three and nine months ended September 30, 2021 and 2020.

13. Related party transactions
The Company recognized expenses in connection with related party transactions in the unaudited condensed consolidated statements of operations as follows:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
	$	$	$	$
Stock-based compensation for consulting arrangement	—	—	—	1,109,776
Consulting fees to stockholder	—	12,029	—	172,720
Consulting fees on business activities to Board member	143,668	29,782	227,546	86,151
Reimbursement to Board member for occupancy costs	18,285	5,564	55,104	5,564
Total	161,953	47,375	282,650	1,374,211
Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the nine months ended September 30, 2020, the Company issued stock options to shareholders of a related party in exchange primarily for legal and financial consulting services. No amounts are owing in respect of these services as of September 30, 2021.
During the nine-month periods ended September 30, 2021 and 2020, the Company received consulting services for research and development from a Board member, for which $117,526 is recorded within accrued liabilities as of September 30, 2021. In addition, during the nine months ended September 30, 2020, the Company received consulting services for manufacturing planning from a stockholder. No amounts are owing in respect of these services as of September 30, 2021.
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC Topic 842, Leases to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.
14. Subsequent events
For the Company’s unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, it evaluated subsequent events through November 12, 2021, the date on which those unaudited interim condensed consolidated financial statements were issued. The Company concluded that there were no such events through November 12, 2021.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2021 and 2020 (the “Q3 2021 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2020 and 2019 (the “2020 Financial Statements”) contained in our Registration Statement on Form S-1 filed with the SEC on July 30, 2021 (the “Form S-1 Registration Statement”). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions (including the negative of any of the foregoing) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:
•the success, cost and timing of our product development activities and clinical trials, our plans for clinical development of our product candidates and the initiation and completion of any other clinical trials and related preparatory work and the expected timing of the availability of results of the clinical trials;
•our ability to recruit and enroll suitable patients in our clinical trials;
•the potential attributes and benefits of our product candidates;
•our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•our ability to obtain funding for our operations, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•our ability to identify, in-license or acquire additional product candidates;
•our ability to maintain the license agreements underlying our product candidates;
•our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we are pursuing for our product candidates;
•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacture our product candidates;
•the development of our own manufacturing facility in Indianapolis, Indiana and the ability of this facility to provide adequate production capacity to meet future commercial demands for our product candidates;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
•the rate and degree of market acceptance of our product candidates, if approved;
•the pricing and reimbursement of our product candidates, if approved;
•regulatory developments in the United States and foreign countries;
•the impact of laws and regulations;
•our ability to attract and retain key scientific, medical, commercial or management personnel;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•our financial performance;
•the ability to recognize the anticipated benefits of the Business Combination, as defined below. which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•the level of activity in the trading market for our Common Stock and the volatility of the market price of our Common Stock;
•the effect of the COVID-19 coronavirus (“COVID-19”) pandemic on the foregoing; and
•other factors detailed under the section entitled “Risk Factors” in the Form S-1 Registration Statement
These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Form S-1 Registration Statement. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Introduction
We are a globally focused radiopharmaceutical company building a platform for the clinical development and commercialization of radioligands that fight cancer. We have a pipeline of product candidates and early-stage development programs, in-house manufacturing capabilities, and a secured supply for rare medical isotopes like Actinium-225 and Lutetium-177.

Our team brings decades of combined experience in radiopharmaceutical clinical development and manufacturing. In a space where supply chain is often overlooked, the Company has carved out a unique advantage for itself: a 100% company-owned, 80,000 sq ft manufacturing facility located in Indianapolis, Indiana, with the potential capacity to commercially supply both North America and Europe for large volume indications. Furthermore, management has leveraged their prior relationships to assemble resilient radioisotope supply chains for the Company, which even includes manufacturing the Company's own non-carrier added Lutetitum-177 isotope in-house.

We were incorporated on September 18, 2019 (“Inception”) as POINT Theranostics Inc. under the DGCL and subsequently amended our name to “POINT Biopharma Inc.” on November 22, 2019. Subsequent to the Business Combination (as defined below), POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. on June 30, 2021.
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
In addition, concurrently with the execution of the Business Combination Agreement, on March 15, 2021, RACA entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and RACA agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (the “PIPE Financing”). The PIPE Financing was consummated concurrently with the closing of the Business Combination. We received net proceeds of approximately $260.0 million consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. Transaction costs of approximately $27.0 million consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.
Recent Developments
Manufacturing:
POINT Biopharma’s Indianapolis manufacturing facility opened on October 14, 2021. The 80,000 square foot, state-of-the-art production facility is fully operational and expected to ship its first dose by the end of fiscal 2021.

Partnerships:
In September 2021, The Company exercised its option on the PNT2004 technology and amended the exclusive global licensing agreement with Bach Biosciences providing the Company with the opportunity to further expand uses with the highly FAP specific D-Ala-boroPro inhibitor as a targeting warhead.

PNT2002: Investigational 177Lu-PSMA targeted radioligand therapy
In September 2021, the Company announced that the 25 patient dosimetry and safety run-in for the SPLASH study evaluating PNT2002 for metastatic castrate resistant prostate cancer (mCRPC) met all pre-specified safety and efficacy criteria, allowing the initiation of the randomization phase without changes to study design. Enrollment for this phase of the SPLASH study has commenced in Canada and will continue to expand globally in the fourth quarter of 2021.

The Phase 3 SPLASH study (NCT04647526) is a multi-center, randomized, open label assessment of PNT2002 in patients with PSMA-expressing mCRPC who have progressed on Androgen receptor-axis-targeted therapies (ARAT) therapy and refuse or are not eligible for chemotherapy. The randomization phase of the study is expected to enroll approximately 400 patients across North America, Europe and the UK. Patients will be randomized 2:1 with patients in arm A receiving PNT2002 and patients in arm B receiving either Abiraterone or Enzalutamide. Patients in arm B who experience centrally assessed radiographic progression and meet protocol eligibility will have the option to crossover and receive PNT2002. Patients will be subject to follow-up for up to 5 years from first PNT2002 dose. The primary endpoint of the study is radiographic progression-free survival (rPFS). Key secondary endpoints include overall response rate (ORR), overall survival (OS), and pharmacokinetics (PK). POINT anticipates meeting with regulatory agencies in North America, United Kingdom and Europe to gain alignment on requirements for planned submissions after data readout from the SPLASH trial.

PNT2004: Family of FAP-alpha targeted radioligands
In September 2021, the Company reported preclinical data from its fibroblast activation protein-alpha (FAP-alpha) program, PNT2004. In animal models PNT6555, the lead clinical candidate, was able to deliver large doses of radiation to tumors while limiting dose to non-target tissues. PNT6555 also demonstrated a high level of selectivity for FAP, resulting in complete tumor regression and prolonged survival in animal models, including rapid clearance from normal tissues. POINT is progressing through IND enabling studies and clinical development plans with expectations to submit an IND/CTA for PNT2004 in the first half of 2022.

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
We believe that the net proceeds from the Business Combination and PIPE Financing, together with our available resources and existing cash and cash equivalents are sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.
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
We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our clinical-stage product candidates: 177Lu-PNT2003 and 177Lu-PNT2002 through clinical development;
•advance our preclinical stage product candidates: 177Lu-PNT2004, 177Lu-PNT2001, along with candidates developed with our CanSEEKTM Prodrug Platform into clinical development;
•seek to identify, acquire, and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
•hire additional clinical, quality control, medical, scientific, and other technical personnel to support our clinical operations;
•expand our operational, financial and management systems and increase personnel to support our operations;
•meet the requirements and demands of being a public company;
•maintain, expand, and protect our intellectual property portfolio;
•make milestone, royalty, or other payments due under various in-license or collaboration agreements;
•seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•undertake any pre-commercialization activities to establish sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties.

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
In response to public health directives and orders and to help minimize the risk of the virus to employees, we have taken precautionary measures, including implementing work-from-home policies for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt our business, and delay our preclinical research and clinical trial activities and our development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Specifically, we may not be able to fulfill enrollment expectations on our planned timeline or visit clinics to conduct on-site monitoring due to disruptions at our clinical trial sites. We are currently unable to predict when potential disruptions to our clinical programs resulting from the pandemic will resolve. Other impacts to our business may include temporary closures of our suppliers and disruptions or restrictions on our employees’ ability to travel. Any prolonged material disruption to our employees or suppliers could adversely impact our preclinical research and clinical trial activities, financial condition and results of operations, including our ability to obtain financing.
We are monitoring the ongoing potential impact of the COVID-19 pandemic on our business and Q3 2021 Financial Statements. To date, we have not experienced material business disruptions or incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic, and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in these Q3 2021 Financial Statements.
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
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to:
•per patient trial costs;
•the number of patients that participate in the trials;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring or other studies requested by regulatory agencies;
•the duration of patient follow-up; and
•the efficacy and safety profile of our product candidates.
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
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Q3 2021 Financial Statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
We account for uncertainty in income taxes recognized in the Q3 2021 Financial Statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Q3 2021 Financial Statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	For the three months Ended September 30, 2021	For the three months ended September 30, 2020	Change
(In U.S. dollars)	$	$	$	%
Operating expenses:
Research and development	13,004,649	2,480,064	10,524,585	424.4%
General and administrative	4,026,666	596,164	3,430,502	575.4%
Total operating expenses	17,031,315	3,076,228	13,955,087	453.6%
Loss from operations	(17,031,315)	(3,076,228)	(13,955,087)	453.6%
Other expenses (income):
Finance costs	(6,178)	(2,507)	(3,671)	(100.0)%
Foreign currency gain	1,905	31,485	(29,580)	(93.9)%
Total other expenses (income)	(4,273)	28,978	(33,251)	(114.7)%
Loss before provision for income taxes	(17,035,588)	(3,047,250)	(13,988,338)	459.0%
Provision for income taxes	(81,044)	—	(81,044)	100.0%
Net loss	(17,116,632)	(3,047,250)	(14,069,382)	461.7%
Research and Development
The following table summarizes the components of research and development expense for the three months ended September 30, 2021 and 2020:

	For the three months Ended September 30, 2021	For the three months ended September 30, 2020	Change
(In U.S. dollars)	$	$	$	%
Research and development expenses:
Salaries and benefits	2,135,742	531,975	1,603,767	301.5%
Sponsored research & product licenses	3,950,000	387,397	3,562,603	919.6%
Clinical trials	4,399,327	923,870	3,475,457	376.2%
Contract manufacturing	2,400,794	481,584	1,919,210	398.5%
Regulatory consulting	118,786	155,238	(36,452)	(23.5)%
Total	13,004,649	2,480,064	10,524,585	424.4%

For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, the increase in research and development expense was primarily due to increases in (a) costs associated with our licensing agreements and related sponsored research in connection with our product candidates both pre-clinical and clinical, including a $3,250,000 expense related to the option exercised in connection with the exclusive global licensing agreement with Bach Biosciences, as discussed above, (b) costs incurred in clinical trials, including contract manufacturing and development of product candidates, and (c) increased personnel costs as the Company continues to expand its research and development headcount. The Company currently does not track its R&D expenditures by product.

General and administrative
For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, the increase in general and administrative expenses was primarily due to increased (a) personnel costs as the Company continues to expand its finance, information technology, human resources and other administrative headcount, (b) professional fees incurred for accounting, auditing, and tax, each increasing primarily as a result of becoming a publicly traded company and (c) insurance, administrative consulting services, advertising, office expenses and other facilities expenses as the Company continues to increase the scale of its operations.
Other Expenses
For the three months ended September 30, 2021, other expenses consist primarily of (a) a foreign exchange gain associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (b) accretion expense related to the amortization of capitalized transaction costs in connection with our previous mortgage payable. For the three months ended September 30, 2020, other expenses consisted of a foreign currency gain driven by the same or substantially similar factors impacting the current period noted above.
Income Tax Expense
For the three months ended September 30, 2021 and 2020, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
Results of Operations
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	For the nine months Ended September 30, 2021	For the nine months Ended September 30, 2020	Change
(In U.S. dollars)	$	$	$	%
Operating expenses:
Research and development	23,974,809	5,024,980	18,949,829	377.1%
General and administrative	7,440,910	2,687,161	4,753,749	176.9%
Total operating expenses	31,415,719	7,712,141	23,703,578	307.4%
Loss from operations	(31,415,719)	(7,712,141)	(23,703,578)	307.4%
Other expenses:
Finance costs	(11,840)	(2,507)	(9,333)	(100.0)%
Foreign currency loss	(32,901)	(33,928)	1,027	(3.0)%
Total other expenses	(44,741)	(36,435)	(8,306)	22.8%
Loss before provision for income taxes	(31,460,460)	(7,748,576)	(23,711,884)	306.0%
Provision for income taxes	(245,251)	(73,505)	(171,746)	233.7%
Net loss	(31,705,711)	(7,822,081)	(23,883,630)	305.3%

Research and Development
The following table summarizes the components of research and development expense for the nine months ended September 30, 2021 and 2020:

	For the nine months Ended September 30, 2021	For the nine months Ended September 30, 2020	Change
(In U.S. dollars)	$	$	$	%
Research and development expenses:
Salaries and benefits	4,722,395	749,036	3,973,359	530.5%
Sponsored research & product licenses	6,333,269	1,425,397	4,907,872	344.3%
Clinical trial	8,613,078	1,162,717	7,450,361	640.8%
Contract manufacturing	3,934,564	1,418,546	2,516,018	177.4%
Regulatory consulting	371,503	269,284	102,219	38.0%
Total	23,974,809	5,024,980	18,949,829	377.1%
For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, the increase in research and development expense was primarily due to increases in (a) costs incurred in clinical trials, including contract manufacturing and development of product candidates and personnel costs, (b) costs associated with our licensing agreements and related sponsored research in connection with our product candidates both pre-clinical and clinical, including a $3,250,000 expense related to the option exercised in connection with the exclusive global licensing agreement with Bach Biosciences, as discussed above, (c) salaries and wages due to increased personnel costs as the Company continues to expand its research and development headcount and (d) regulatory consulting fees that are required to further advance the development of our product candidates as we advance our pipeline and grow the organization. The Company currently does not track its R&D expenditures by product.
General and administrative
For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, the increase in general and administrative expenses was primarily due to increased (a) personnel costs as the Company continues to expand its finance, information technology, human resources and other administrative headcount, (b) professional fees incurred for accounting, auditing and tax, each increasing primarily as a result of becoming a publicly traded company, (c) costs associated with legal fees relating to corporate and patent matters and (d) insurance, administrative consulting services, advertising, office expenses and other facilities expenses as the Company continues to increase the scale of its operations.
Other Expenses
For the nine months ended September 30, 2021, other expenses consist primarily of (a) foreign exchange losses associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (b) accretion expense related to the amortization of capitalized transaction costs in connection with our previous mortgage payable. For the nine months ended September 30, 2020, other expenses consisted the same or substantially similar expenses impacting the current period noted above.
Income Tax Expense
For the nine months ended September 30, 2021 and 2020, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Company’s Canadian subsidiary.

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
Cash and cash equivalents totaled $252,825,718 as of September 30, 2021. Net losses totaled $17,116,632 and $3,047,250 for the three months ended September 30, 2021, and 2020, respectively, and $31,705,711 and $7,822,081 for the nine months ended September 30, 2021, and 2020, respectively.
On July 10, 2020, we obtained a mortgage loan in the amount of $3,562,500 for the purpose of purchasing a facility located in Indianapolis, Indiana (see Note 7 to the Q3 2021 Financial Statements). The loan was collateralized by a first charge over the property. As part of the financing, we incurred $17,194 of costs and fees from the lender that are capitalized and recorded as finance costs over the life of the mortgage. The mortgage bore interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The loan required quarterly interest payments, commencing October 1, 2020, with the principal amount due at maturity on January 10, 2022. On July 29, 2021, this mortgage loan was repaid in full and the related mortgage on the facility in Indianapolis, Indiana was released.

For the three and nine months ended September 30, 2021, we recorded $8,590 and $63,195, respectively, in interest costs which have been capitalized within property, in development, and $6,178 and $11,840, respectively, of accretion expense recorded within finance costs related to the amortization of capitalized financing costs and fees.
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
On June 30, 2021, we received net proceeds of approximately $260.0 million in connection with the Business Combination consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account.
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
Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;

•the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
•the number of future product candidates that we may pursue and their development requirements;
•subject to receipt of regulatory approval, the costs of commercialization activities for our product candidates, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
•subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;
•the achievement of milestones that trigger payments under our various license agreements;
•the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
•our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•the costs of operating as a public company.
As of September 30, 2021, we had cash and cash equivalents of approximately $252.8 million. We expect that our cash and equivalents are sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on current assumptions that may change or prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
We concluded that there are no conditions or events, in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of at least twelve months from September 30, 2021. We expect that our cash and equivalents of approximately $252.8 million as of September 30, 2021, are sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.
Working Capital
Working capital is defined as current assets less current liabilities.

The following table summarizes our total working capital and current assets and liabilities as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020	Change
(In U.S. dollars)	$	$	$	%
Current assets	259,293,937	12,397,095	246,896,842	1991.6%
Current liabilities	8,094,129	5,163,557	2,930,572	56.8%
Total working capital	251,199,808	7,233,538	243,966,270	3372.7%
The increase in working capital as of September 30, 2021, primarily reflects (a) net proceeds of approximately $260.0 million in connection with the Business Combination and the related PIPE Financing, exclusive of redemptions and approximately $27.0 million of transaction costs and (b) approximately $20.5 million received from the exercise of warrants and stock options during the nine months ended September 30, 2021. The transaction costs related to the Business Combination and PIPE Financing consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees. The increase in working capital as of September 30, 2021 was partially offset by increased (a) operating expenses, including research and development costs, (b) capital expenditures in connection with the development of our manufacturing and development facility in Indiana and (c) the repayment of our mortgage payable.
Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	For the nine months Ended September 30, 2021	For the nine months ended September 30, 2020	Change
(In U.S. dollars)	$	$	$	%
Net cash flows used in operating activities	(31,386,634)	(3,785,833)	(27,600,801)	729.1%
Net cash flows used in investing activities	(8,104,579)	(6,090,918)	(2,013,661)	100.0%
Net cash flows provided by financing activities	281,770,182	28,647,005	253,123,177	883.6%
Net increase in cash and cash equivalents	242,278,969	18,770,254	223,508,715	1190.8%
Cash flows used in operating activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.
The significant increase in cash used in operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily the result of (a) increased operating expenses as we grow our operations and further the development of our pipeline, as described above and (b) continued costs and pre-payments made in connection with our clinical trials.
Cash flows used in Investing Activities
For the nine months ended September 30, 2021 and 2020, cash used in investing activities reflected $8.1 million and $6.1 million, respectively, in capital expenditures for purchases in connection with the development of our Indiana facility.
Cash flows provided by Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities totaled $281.8 million, which consisted (a) net proceeds in connection with the Business Combination and the related PIPE Financing, and (b) the proceeds from the exercise of warrants and stock options each as discussed above. This was partially offset by cash outflows associated with the repayment of our mortgage payable as discussed above.

For the nine months ended September 30, 2020, net cash provided by financing activities totaled $28.6 million, which consisted of net proceeds from the issuance of common shares of POINT Biopharma Inc. and warrants to purchase common shares of POINT Biopharma Inc. as well as borrowings under our previous mortgage payable.
Contractual Obligations and Other Commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 10 to the Q3 2021 Financial Statements.
For additional information related to our license agreements, please also see Note 10 to the Q3 2021 Financial Statements and Notes 11 and 12 to the 2020 Financial Statements.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our Q3 2021 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC.
The preparation of the Q3 2021 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Q3 2021 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are outlined in Note 2 to the 2020 Financial Statements and in Note 2 to the Q3 2021 Financial Statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
The Company has entered into various research, development and manufacturing contracts with research institutions and other companies. These agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. The upfront payments to acquire a new drug compound, as well as subsequent milestone payments, are immediately expensed as acquired in-process research and development, provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Once regulatory approval is received, payments to acquire rights, and the related milestone payments, are capitalized and the amortization of such assets recorded to product cost of sales.
As part of the process of preparing the Q3 2021 Financial Statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, our estimated accruals have not differed materially from actual costs incurred.
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
We elected to account prospectively for forfeitures as they occur rather than apply an estimated forfeiture rate to share-based compensation expense. We classify share-based compensation expense in our Q3 2021 Financial Statements in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.
We estimate the fair value of the stock option awards on the date of grant using the Black-Scholes-Merton option pricing model which includes certain judgments and estimates including the expected life of the stock options as well the risk-free rate, dividend yield, and volatility, each estimated over the expected life of the stock options. We currently do not have sufficient price history for our Common Stock and we therefore determine the volatility for stock options granted based on an analysis of reported data for a peer group of companies. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own share price becomes available. As we do not have a sufficient history of stock option exercises, the expected life of the stock options has been determined as the using the simplified method being the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common shares.
Recently adopted accounting standards and recent accounting pronouncements
For a discussion of new accounting standard updates adopted by the Company as well as recent accounting pronouncements for accounting standard updates not yet effective and their respective impact and expected impact on our consolidated financial statements, please see Note 2 to the Q3 2021 Financial Statements.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business, primarily interest rate risk and foreign exchange risk.
Our mortgage payable was priced at 1-month LIBOR (subject to a floor of 0.25%) plus a spread of 2.85% and was exposed to fluctuations in that floating rate. On July 29, 2021, the mortgage loan was repaid in full and the related mortgage on our facility in Indianapolis, Indiana was released.
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
As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of September 30, 2021, our disclosure controls and procedures were effective.
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
Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2021.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
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

3.1	Certificate of Incorporation of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 1, 2021).
3.2	By-laws of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 1, 2021).
10.1*#	Exclusive Sublicense Agreement, dated April 2, 2020, between Bach Biosciences, LLC and POINT Biopharma Inc.
10.2*#	First Amendment to Exclusive Sublicense Agreement, dated April 14, 2020, between Bach Biosciences, LLC and POINT Biopharma Inc.
10.3*#	Second Amendment to Exclusive Sublicense Agreement, dated January 5, 2021 to be effective as of December 31, 2020, between Bach Biosciences, LLC and POINT Biopharma Inc.
10.4*#	Third Amendment to Exclusive Sublicense Agreement, dated September 24, 2021, between Bach Biosciences, LLC and POINT Biopharma Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
#    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
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

Date: November 12, 2021

	By:	/s/Joe McCann.
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)