Form 10-Q
period 2022-03-31
POINT Biopharma Global Inc.
filed 2022-05-13
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

Registrant’s telephone number, including area code: (317) 543-9957
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
Common Stock, par value $0.0001 per share – 90,124,283 shares outstanding as of May 9, 2022.

1

2

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
POINT Biopharma Global Inc.
Interim Condensed Consolidated Balance Sheets
(In U.S. dollars)

	March 31, 2022
	(Unaudited)	December 31, 2021
	$	$
ASSETS
Current assets
Cash and cash equivalents	227,385,398	238,815,991
Prepaid expenses and other current assets	5,228,394	5,030,565
Total current assets	232,613,792	243,846,556

Property, plant and equipment, net	20,368,465	19,412,086
Total assets	252,982,257	263,258,642

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	6,119,722	1,738,470
Accrued liabilities	7,194,136	5,990,516
Income taxes payable	328,903	250,978
Total current liabilities	13,642,761	7,979,964

Deferred tax liability	65,592	65,592
Total liabilities	13,708,353	8,045,556

Commitments and contingencies (note 11)

Stockholders’ equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 90,122,472 and 90,121,794 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9,012	9,012
Additional paid-in capital	314,930,174	314,488,782
Accumulated deficit	(75,665,282)	(59,284,708)
Total stockholders’ equity	239,273,904	255,213,086

Total liabilities and stockholders’ equity	252,982,257	263,258,642
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Operations
(In U.S. dollars)

	For the three months ended
	March 31, 2022	March 31, 2021
	$	$
Operating expenses
Research and development	12,500,848	4,269,298
General and administrative	3,807,942	1,464,692
Total operating expenses	16,308,790	5,733,990
Loss from operations	(16,308,790)	(5,733,990)

Other income (expenses)
Finance income (costs)	47,973	(2,799)
Foreign currency loss	(31,641)	(7,207)
Total other income (expenses)	16,332	(10,006)

Loss before provision for income taxes	(16,292,458)	(5,743,996)
Provision for income taxes	(88,116)	(40,425)
Net loss	(16,380,574)	(5,784,421)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.18)	$(0.10)
Basic and diluted weighted average common shares outstanding	90,122,269	56,673,734
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$
Balance at December 31, 2021	—	—	90,121,794	9,012	314,488,782	(59,284,708)	255,213,086
Issuance of shares of Common Stock in connection with stock option exercises	—	—	678	—	942	—	942
Stock-based compensation	—	—	—	—	440,450	—	440,450
Net loss	—	—	—	—	—	(16,380,574)	(16,380,574)
Balance at March 31, 2022	—	—	90,122,472	9,012	314,930,174	(75,665,282)	239,273,904

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$
Balance at December 31, 2020 (as previously reported)	15,233,884	15,234	—	—	26,847,271	(13,382,227)	13,480,278
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	(15,233,884)	(15,234)	54,647,656	5,465	9,769	—	—
Balance at December 31, 2020, effect of the Business Combination (refer to Note 3)	—	—	54,647,656	5,465	26,857,040	(13,382,227)	13,480,278
Issuance of shares of Common Stock in connection with exercise of warrants	—	—	2,869,799	287	19,999,713	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	—	—	64,570	6	449,994	—	450,000
Stock-based compensation	—	—	—	—	477,245	—	477,245
Net loss	—	—	—	—	—	(5,784,421)	(5,784,421)
Balance at March 31, 2021, effect of the Business Combination (refer to Note 3)	—	—	57,582,025	5,758	47,783,992	(19,166,648)	28,623,102

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the three months ended
	March 31, 2022	March 31, 2021
	$	$
Cash flows from operating activities
Net loss:	(16,380,574)	(5,784,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property, plant and equipment	224,234	—
Stock-based compensation expense	440,450	477,245
Amortization of debt issuance costs	—	2,799
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(197,829)	(2,704,890)
Deferred financing costs	—	(1,553,499)
Accounts payable	3,920,227	(2,914,505)
Accrued liabilities	1,407,823	1,469,950
Income taxes payable	77,925	40,425
Amount due to related party within accrued liabilities	17,140	—
Net cash used in operating activities	(10,490,604)	(10,966,896)

Cash flows from investing activities
Purchase of property, plant and equipment	(940,931)	(186,801)
Net cash used in investing activities	(940,931)	(186,801)

Cash flows from financing activities
Issuance of shares of Common Stock in connection with exercise of warrants	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	942	450,000
Net cash provided by financing activities	942	20,450,000

Net (decrease) increase in cash and cash equivalents	(11,430,593)	9,296,303
Cash and cash equivalents, beginning of period	238,815,991	10,546,749
Cash and cash equivalents, end of period	227,385,398	19,843,052

Supplemental disclosure of cash flow information:
Cash paid for income taxes	(116)	—
Cash paid for interest on mortgage payable	—	(29,143)
Non-cash investment activities:
Purchase of property, plant and equipment recorded in accounts payable and accrued liabilities	1,052,186	2,713,921
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1. Nature of business
Formation and organization
POINT Biopharma Global Inc., together with its consolidated subsidiaries (the “Company”), is a globally focused radiopharmaceutical company building a platform for the clinical development and commercialization of radioligands that fight cancer. On September 18, 2019, POINT Theranostics Inc. was incorporated under the General Corporation Law of the State of Delaware (the "DGCL") and amended its name to “POINT Biopharma Inc.” on November 22, 2019. On June 30, 2021, following the Business Combination (as defined in Note 3 below), POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. Under the terms of the Business Combination Agreement (as defined in Note 3 below), stockholders of POINT Biopharma Inc. received approximately 3.59 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) in exchange for each common share of POINT Biopharma Inc. Also in connection with the closing of the Business Combination, RACA (as defined in Note 3 below) consummated the sale of an aggregate of 16,500,000 shares of Class A common stock, par value $0.0001 per share, of RACA (“Class A Common Stock”) in a private placement at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (“PIPE Financing”). In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination, each share of Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of RACA (“Class B Common Stock”) was converted into one share of Common Stock of the Company. For additional information on the Business Combination, please see Note 3.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Except as described below, the accounting policies and methods of computation applied in the unaudited interim condensed consolidated financial statements and related notes contained therein are consistent with those applied by the Company in its audited consolidated financial statements as of and for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the “2021 Financial Statements”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2021 Financial Statements.
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
Impact of Covid-19 and other geopolitical events
The COVID-19 coronavirus ("COVID-19") pandemic, which was declared by the World Health Organization as a pandemic in March 2020 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies, mandatory vaccination, masking and weekly testing for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military fighting between Russia and Ukraine, terrorism or other geopolitical events. The U.S. and other nations in response to the Russo-Ukrainian conflict have announced economic sanctions which may have an adverse effect on the global financial markets, which, in turn, could have an adverse effect on our business, financial condition and results of operations. The Company's SPLASH trial has vendor staff in Ukraine, and any political instability in the region may disrupt resourcing assigned to the trial and negatively impact our business.

The Company is monitoring the continuing impact of the COVID-19 pandemic and the potential impact of the Russo-Ukrainian conflict on its business and consolidated financial statements. To date, the Company has not experienced any material business disruptions or incurred any impairment losses in the carrying values of its assets as a result of these events and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these unaudited interim condensed consolidated financial statements.

Risks and uncertainties
The Company has incurred significant net losses since inception and, prior to the Business Combination, has funded operations through equity financings. Operating losses and negative cash flows are expected to continue for the foreseeable future. As losses continue to be incurred, the Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, regulatory approval of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of macroeconomic disruptions, such as those arising from the COVID-19 coronavirus and the Russo-Ukrainian conflict, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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
Recently adopted accounting standards
Debt with Conversion and Other Options
The FASB has issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts

in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023. The Company early adopted the provisions of ASU 2020-06 on January 1, 2022 and there was no material impact to its interim condensed consolidated financial statements.
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
The FASB has issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 provides guidance that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard also provides guidance on how an entity should measure and recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2021. The Company adopted the provisions of ASU 2021-04 on January 1, 2022 and there was no material impact to its interim condensed consolidated financial statements.
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

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered to be direct or incremental to the proceeds raised in connection with the Business Combination and PIPE Financing totaling approximately $21.9 million, consisting of costs incurred by RACA prior to the completion of the Business Combination as well as investment banker, legal, audit, tax, accounting and listing fees. These amounts are reflected within additional paid-in capital in the interim condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Summary of net proceeds
The following table summarizes the elements of the net proceeds from the Business Combination:

Recapitalization
Cash - RACA Trust and cash (net of redemptions)	121,770,367
Cash - PIPE Financing	165,000,000
Less: Underwriting fees, costs incurred by RACA and other direct and incremental costs	(21,887,685)
Net proceeds from the Business Combination, net of costs incurred by RACA and direct and incremental costs paid per the statement of cash flows	264,882,682

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
4. Cash and cash equivalents
As at March 31, 2022, the Company’s cash and cash equivalents balance was $227.4 million (December 31, 2021 — $238.8 million). The Company’s cash and cash equivalents balance represents cash deposited with financial institutions and an investment in a money market fund held with a financial institution.
5. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	$	$
Insurance	1,301,003	2,175,379
Clinical trial expenses	2,059,566	1,973,609
Deposit on production equipment	1,505,890	703,461
Canadian harmonized sales tax receivable	90,026	72,666
Other	271,909	105,450
Total	5,228,394	5,030,565
6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	$	$
Land and building	16,745,615	—
Property in development	—	16,561,032
Machinery and equipment	3,096,412	2,132,768
Furniture and fixtures	600,781	590,545
Computer equipment	149,891	127,741
	20,592,699	19,412,086
Less: Accumulated depreciation	(224,234)	—
Property, plant and equipment, net	20,368,465	19,412,086

On July 2020, the Company purchased land and a building in Indianapolis, Indiana (which has been expanded to approximately 81,000 square feet) for the purpose of retrofitting the existing building into a state-of-the-art, Good Manufacturing Practices ("GMP") compliant facility that will support the Company’s drug manufacturing operations. The purchase of the property was financed by a mortgage that was repaid on July 29, 2021 (see Note 8).

The Company commenced the manufacture of clinical supply in the Indianapolis manufacturing facility in January 2022. The Company has determined this to be the date upon which its property, plant and equipment was available for its intended use. Property, plant and equipment that have finite lives are recorded at cost less accumulated depreciation and impairment losses. Depreciation is expensed from the month the particular asset is available for its intended use, using the straight-line method over the estimated useful life of such asset at the following rates, which in each case are intended to reduce the carrying value of the asset to the estimated residual value:

Asset Category	Estimated Useful Life
Computer equipment	5 years
Machinery and equipment	7 years
Furniture and fixtures	7 years
Building	20 years
7. Accrued expenses
Accrued liabilities consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	$	$
Accrued personnel costs	4,789,580	3,440,558
Accrued research and development costs	1,302,147	1,142,056
Accrued corporate legal fees and other professional services	531,480	654,945
Accrued costs for purchases of property, plant and equipment	423,170	648,196
Other accrued costs	147,759	104,761
Total	7,194,136	5,990,516
8. Mortgage payable
On July 10, 2020, the Company obtained a mortgage loan in the amount of $3,562,500 (the “Mortgage”) for the purpose of purchasing its manufacturing facility and related land located in Indianapolis, Indiana (the “Property”) (see Note 6). The Mortgage was collateralized by a first charge over the Property. As part of the financing the Company incurred $17,194 of costs and fees from the lender that were capitalized and recorded as finance costs over the life of the Mortgage. On July 29, 2021, the Mortgage on the manufacturing facility in Indianapolis, Indiana was repaid and the related mortgage on the Company's facility in Indianapolis, Indiana was released.

Prior to its repayment, the Mortgage bore interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The Mortgage required quarterly interest payments, which commenced on October 1, 2020, with the principal amount originally due at maturity on January 10, 2022.
For the three months ended March 31, 2021, the Company recorded $26,689 of interest costs which were capitalized within property, in development, and recorded amortization of debt issuance costs of $2,799 through finance costs.
9. Stockholders’ equity
The Company is authorized to issue 430,000,000 shares of Common Stock, with a par value of $0.0001 per share, as well as 20,000,000 of shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”). The figures below are presented giving effect to a retroactive application of the Business Combination which resulted in a conversion of the previous POINT Biopharma Inc. common shares to shares of Common Stock of the Company at a conversion ratio of approximately 3.59:1. The par value of previous POINT Biopharma Inc. common shares was $0.001. See Note 3 for additional details.
During the three months ended March 31, 2022, there were 678 shares of Common Stock issued in connection with the exercise of stock options issued to a non-employee consultant, resulting in total cash proceeds of $942. During the three months ended March 31, 2021, the Company (a) issued 800,000 shares of common stock of POINT Biopharma Inc. (exchanged for 2,869,799 shares of Common Stock) in connection with the exercise of warrants and 18,000 shares of common stock of POINT Biopharma Inc. (exchanged for 64,570 shares of Common Stock) in connection with the exercise of stock options issued to a non-employee consultant, resulting in total cash proceeds of $20,450,000.
As of March 31, 2022, the number of total issued and outstanding shares of Common Stock is 90,122,472 (December 31, 2021 – 90,121,794). As of March 31, 2022, there were no issued and outstanding shares of Preferred Stock (December 31, 2021 — nil).
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. During the three months ended March 31, 2022, no cash dividends were declared or paid by the Company (March 31, 2021 — $nil).
The Company’s board of directors has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. During the three months ended March 31, 2022, no shares of Preferred Stock were issued by the Company (March 31, 2021 — nil).
10. Stock-based compensation
In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, in connection with the Business Combination, the Company’s board of directors adopted the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. Upon the closing of the Business Combination, the Company assumed the outstanding equity awards under the 2020 EIP and each outstanding option to acquire common shares of POINT Biopharma Inc. (whether vested or unvested) under the 2020 EIP was substituted with a substantially equivalent option to acquire shares of Common Stock of the Company based on the conversion ratio for the POINT Biopharma Inc. common shares in the Business Combination and remains outstanding under the 2020 EIP. No further grants may be made under the 2020 EIP. The 2021 EIP provides that the number of shares reserved and available for issuance under the 2021 EIP will automatically increase each January 1, beginning on January 1, 2022, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's board of directors. As of January 1, 2022, the number of shares of Common Stock available under the 2021 EIP increased by 3,604,871 for a total of 8,177,814 shares of Common Stock authorized for issuance under the 2021 EIP as of March 31, 2022.

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
The Company recorded $285,311 to research and development expense and $155,139 to general and administrative expenses for stock-based compensation for the three months ended March 31, 2022 (March 31, 2021 — $400,157 to research and development expense and $77,088 to general and administrative expenses). The Company did not recognize a tax benefit related to stock-based compensation expense during the three months ended March 31, 2022, as the Company had net operating losses carryforwards and recorded a valuation allowance against the deferred tax asset.
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

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2021	3,825,751	4.78
Granted	1,705,197	8.02
Exercised	(678)	1.39
Forfeited	(7,200)	7.03
Outstanding as of March 31, 2022	5,523,070	5.77	5.30
Vested and expected to vest as of March 31, 2022	5,523,070	5.77	5.30
Options exercisable as of March 31, 2022	1,452,389	3.64	5.20
During the three months ended March 31, 2022, 1,705,197 stock options were granted to employees of the Company, with a weighted average grant date fair value of $4.58. The vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest ratably over the remaining three years.

During the three months ended March 31, 2021, 358,724 stock options granted to a non-employee consultant of the Company, with a weighted average grant date fair value of $3.89. The vesting terms of the grant to the non-employee consultant were such that 25% of the options vested immediately upon grant, 10% of the options were initially to vest in a year following the grant and the remaining options were initially to vest based on certain performance milestones. Upon completion of the Business Combination, the remaining 269,043 unvested stock options immediately vested and all remaining unrecognized stock-based compensation expense associated with these stock options was recorded.

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Risk-free interest rate	1.24% - 2.51%	0.72%
Expected term (in years)	4.25	5.37
Expected volatility	72% - 73%	65%
Expected dividend yield	—%	—%
During the three months ended March 31, 2022, a non-employee consultant of the Company exercised 678 stock options with an intrinsic value of $3,210, resulting in the issuance of 678 shares of Common Stock for cash proceeds of $942.
As of March 31, 2022, the unrecognized stock-based compensation expense related to unvested stock options, was $13,039,680 and the estimated weighted average remaining vesting period was 2.8 years.
11. Commitments and contingencies
Indianapolis facility commitments

During the three months ended March 31, 2022, the Company entered into agreements for the continuing expansion of the manufacturing capabilities of the Indianapolis facility. As of March 31, 2022, the Company is committed to future payments of approximately $2.7 million in connection with these agreements. During the three months ended March 31, 2022, approximately $0.6 million has been recorded within property, plant and equipment in connection with these agreements (three months ended March 31, 2021 – $nil ).
Clinical trial and commercial commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimal purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements include individual commitments up to $2.5 million. Aggregate remaining minimum commitments amount to approximately $6.6 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with its supply agreements of approximately $1.7 million during the three months ended March 31, 2022 (three months ended March 31, 2021 - $0.5 million).
The Company also has a supply agreement with a third party to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $50.2 million ($62.9 million CAD) over the contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party supplier. The Company recorded $nil in connection with this agreement during the three months ended March 31, 2022 (three months ended March 31, 2021 - $nil).
The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $43.5 million with payments that range from one to six years. The Company recorded research and development expenses in connection with this agreement of approximately $3.1 million during the three months ended March 31, 2022 (three months ended March 31, 2021 – $1.3 million).
License agreements
The Company in the normal course of business enters into license and sublicense agreements in connection with its clinical trials and product development. For additional details of the Company’s license agreements, see Note 13 in the 2021 Financial Statements.
The Company recorded research and development expenses in connection to its license agreements of approximately $0.8 million during the three months ended March 31, 2022 (three months ended March 31, 2021 – $0.5 million). See Note 15 for a discussion of amendments to certain license agreements that were entered into subsequent to March 31, 2022.
12. Net loss per share
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

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net loss attributable to common stockholders	$16,380,574	$5,784,421
Weighted-average common shares outstanding-basic and diluted	90,122,269	56,673,734
Net loss per share attributable to common stockholders-basic and diluted	$0.18	$0.10
The Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-

average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
13. Income Taxes
The Company has operations in both the United States and Canada, as such it is subject to tax in both countries. The income tax expense for the three months ended March 31, 2022 and March 31, 2021 was $88,116 and $40,425 respectively, each primarily in respect of current taxes in Canada. As of March 31, 2022, the Company had no uncertain tax positions (December 31, 2021 — $nil).
The Company files income tax returns in the U.S. federal, certain state, and Canada with varying statutes of limitations. The Company is not currently subject to tax examinations by any taxing jurisdiction. However, in the event of any such examination of its tax years 2020 and 2021, there may or may not be an impact on the Company’s net operating loss carryforwards and credits. The Company does not anticipate that any potential tax adjustments resulting from such examinations would have a significant impact on its financial position or results of operations.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses incurred in 2020 and 2021, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company analyzed the provisions of the CARES Act and determined there was no impact to its income tax provision for the three months ended March 31, 2022 and 2021.
14. Related party transactions
The Company recognized expenses in connection with related party transactions in the unaudited condensed consolidated statements of operations as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
	$	$
Consulting fees on business activities to Board member	66,696	29,986
Reimbursement to Board member for occupancy costs	17,778	17,235
Total	84,474	47,221
Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the three-month periods ended March 31, 2022 and 2021, the Company received consulting services for research and development from a Board member. As of March 31, 2022, $90,109 is recorded within accrued liabilities in relation to this consulting arrangement.
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC Topic 842, Leases to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.
15. Subsequent events
License agreements

On May 6, 2022, POINT Biopharma Inc. entered into a fourth amendment (the “Fourth Amendment”) to that certain Exclusive Sublicense Agreement, dated April 2, 2020, between POINT Biopharma Inc. and Bach Biosciences, LLC, (“Bach Biosciences”). Pursuant to the Fourth Amendment, the Company and Bach Biosciences agreed to remove all regulatory and sales milestones which would have been payable from the Company to Bach Biosciences, as well as to reduce the royalty rate payable by Company to Bach Biosciences by fifty percent (one-half). In signing the Fourth Amendment, the Company agreed to pay a one-time amendment fee to Bach Biosciences of $2,000,000, and to extend the duration of the Company’s sponsored research relationship relating to the generation of new FAPi-targeting drugs with Bach Biosciences and Tufts Medical School by an additional two (2) years at the current sponsorship rate.

On May 6, 2022, POINT Biopharma Inc. entered into a first amendment (the “First Amendment”) to that second certain Exclusive Sublicense Agreement, dated December 31, 2020, between POINT Biopharma Inc. and Bach Biosciences. Pursuant to the First Amendment, the Company agreed to extend the duration of the Company’s sponsored research relationship by an additional one (1) year at the current sponsorship rate.

For additional details of the Company’s license agreements, see Note 13 in the 2021 Financial Statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2022 and 2021 (the “Q1 2022 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2021 and 2020 (the “2021 Financial Statements”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the "2021 Form 10-K"). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
•the effect of the COVID-19 coronavirus (“COVID-19”) pandemic and Russo-Ukrainian conflict on the foregoing; and
•other factors detailed under the section entitled “Risk Factors” in the 2021 Form 10-K.
These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the 2021 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

Business Combination
On June 30, 2021, we consummated the Business Combination with POINT Biopharma Inc., pursuant to the terms of the Business Combination Agreement, dated as of March 15, 2021, by and among RACA, Bodhi Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of RACA ("Merger Sub"), and POINT Biopharma Inc. Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into POINT Biopharma Inc., with POINT Biopharma Inc. as the surviving company in the Merger as a wholly-owned subsidiary of RACA and (ii) RACA changed its name to “POINT Biopharma Global Inc.”
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
In addition, concurrently with the execution of the Business Combination Agreement, on March 15, 2021, RACA entered into Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and RACA agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000. The PIPE Financing was consummated concurrently with the closing of the Business Combination. We received net proceeds of approximately $260.0 million consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. Transaction costs of approximately $27.0 million consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.
Recent Developments
Manufacturing & Supply Chain Updates:

The Company's Indianapolis manufacturing facility began supplying n.c.a. 177Lu PNT2002 to its SPLASH clinical trial in January 2022. The approximately 81,000 sq ft facility is licensed for alpha and beta emitting isotopes, and contains dedicated space for commercial-scale manufacturing.

In January 2022, the Company announced that it will receive 225Ac in 2022 from the U.S. Department of Energy Isotope Program to support its early-stage pipeline. The Company remains on track to launch its in-house n.c.a. 177Lu manufacturing program in 2023.

PNT2002: 177Lu-based PSMA-targeted radiopharmaceutical

In February 2022, the Company announced publication of the dosimetry results from the lead-in cohort of the Phase III SPLASH trial evaluating PNT2002 for the treatment of mCRPC at the 2022 Society of Nuclear Medicine and Molecular Imaging (SNMMI) Mid-Winter & American College of Nuclear Medicine (ACNM) Annual Meeting. The findings presented by Dr. Jean-Mathieu Beauregard concluded that “PNT2002 has a favorable and safe dosimetry profile in the patient population and dose regimen being studied."

In March 2022, the Company hosted a virtual education event titled “Introduction to Dosimetry for Radiopharmaceuticals” led by a key opinion leader in the field, Dr. Ana Kiess, M.D., Ph.D.

In April 2022, the Company dosed its first European Union patient in the SPLASH trial. The SPLASH trial is currently enrolling patients across 42 sites in North America and Europe, and site activations all in jurisdictions remain ongoing to expedite accrual. The Company continues to expect to report top line data from SPLASH mid-2023.

PNT2004: fibroblast activation protein-alpha (FAP-alpha) inhibitor

The Company filed a clinical trial application (CTA) with Health Canada at the end of the first quarter of 2022 for PNT6555, the lead of the pan-cancer PNT2004 fibroblast activation protein-alpha (FAP-alpha) targeted program. The clinical trial for PNT2004 is expected to first initiate in Canada in summer 2022.

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
As losses continue to be incurred, we are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of our product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of macroeconomic disruptions, such as those arising from the COVID-19 pandemic and the Russo-Ukrainian conflict, the ability to secure additional capital to fund operations and commercial success of our product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
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
We are monitoring the continuing impact of the COVID-19 pandemic and the potential impact of the Russo-Ukrainian conflict on our business and consolidated financial statements. To date, we have not experienced any material business disruptions or incurred any impairment losses in the carrying values of our assets as a result of these events and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the Q1 2022 Financial Statements.
Components of Operating Results
See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Components of Operating Results” in our 2021 Form 10-K, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	For the three months Ended March 31, 2022	For the three months Ended March 31, 2021	Change
(In U.S. dollars)	$	$	$	%
Operating expenses:
Research and development	12,500,848	4,269,298	8,231,550	192.8%
General and administrative	3,807,942	1,464,692	2,343,250	160.0%
Total operating expenses	16,308,790	5,733,990	10,574,800	184.4%
Loss from operations	(16,308,790)	(5,733,990)	(10,574,800)	184.4%
Other income (expenses):
Finance income (costs)	47,973	(2,799)	50,772	(1813.9)%
Foreign currency loss	(31,641)	(7,207)	(24,434)	339.0%
Total other income (expenses)	16,332	(10,006)	26,338	(263.2)%
Loss before provision for income taxes	(16,292,458)	(5,743,996)	(10,548,462)	183.6%
Provision for income taxes	(88,116)	(40,425)	(47,691)	118.0%
Net loss	(16,380,574)	(5,784,421)	(10,596,153)	183.2%
Research and Development

The following table summarizes the components of research and development expense for the three months ended March 31, 2022 and 2021:

	For the three months Ended March 31, 2022	For the three months Ended March 31, 2021	Change
(In U.S. dollars)	$	$	$	%
Salaries and benefits	3,738,530	1,018,370	2,720,160	267.1%
Sponsored research & product licenses	750,000	922,287	(172,287)	(18.7)%
Clinical trials	4,729,141	1,793,779	2,935,362	163.6%
Contract manufacturing	2,709,583	363,093	2,346,490	646.3%
Regulatory consulting	65,373	171,769	(106,396)	(61.9)%
Depreciation and overhead	508,221	—	508,221	100.0%
Total	12,500,848	4,269,298	8,231,550	192.8%

For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, the increase in research and development expense was primarily due to increases in (a) costs incurred in clinical trials and contract manufacturing as we continue to increase the scale of our trials and operations, and (b) increased personnel costs as the Company continues to expand its research and development headcount. Although the Company does not currently track its research and development expenditures by product, it intends to begin tracking such expenditures by product in the near future.

General and administrative
For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, the increase in general and administrative expenses was primarily due to increased (a) personnel costs as the Company continues to expand its finance, information technology, human resources and other administrative headcount, and (b) insurance, legal, professional and consulting services, as the Company continues to increase the scale of its operations.
Other Income (Expenses)
For the three months ended March 31, 2022, other income (expenses) consist primarily of (a) interest income earned on the Company's cash and cash equivalents, partially offset by (b) a foreign exchange loss associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary. For the three months ended March 31, 2021, other expenses primarily consisted of (i) a foreign exchange loss associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (ii) accretion expense related to the amortization of capitalized transaction costs in connection with our previous mortgage payable.
Income Tax Expense
For the three months ended March 31, 2022 and 2021, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
Liquidity and Capital Resources
Sources of Liquidity and Capital
We have incurred significant net losses since the Company’s inception and currently rely on the proceeds for the Business Combination to fund our operations. Operating losses and negative cash flows from operations and investing activities are expected to continue for the foreseeable future. As losses continue to be incurred, we are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
Net losses totaled $16.4 million and $5.8 million for the three months ended March 31, 2022 and 2021, respectively.
On January 28, 2021, warrants for the purchase of common shares of POINT Biopharma Inc. were exercised resulting in net proceeds of $20.0 million. On March 8, 2021, we received cash proceeds of $0.5 million for a non-employee consultant’s exercise of stock options. On June 30, 2021, we received net proceeds of approximately $260.0 million in connection with the Business Combination consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. We intend to use the net proceeds from these transactions for general corporate purposes, funding of development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, licensing of additional product candidates and to support our working capital needs.
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
As of March 31, 2022, we had cash and cash equivalents of approximately $227.4 million. We expect that our cash and equivalents are sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on current assumptions that may change or prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Going Concern
We assess and determine our ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern. We have determined that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
Working Capital
Working capital is defined as current assets less current liabilities.
The following table summarizes our total working capital and current assets and liabilities as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021	Change
(In U.S. dollars)	$	$	$	%
Current assets	232,613,792	243,846,556	(11,232,764)	(4.6)%
Current liabilities	13,642,761	7,979,964	5,662,797	71.0%
Total working capital	218,971,031	235,866,592	(16,895,561)	(7.2)%
The decrease in working capital as of March 31, 2022, primarily reflects the occurrence of (a) operating expenses, including, personnel costs and research and development costs as we advance our clinical trials and continue to expand our pipeline, and (b) cash used for capital expenditures for equipment and machinery used in our manufacturing facility in Indiana.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	For the three months Ended March 31, 2022	For the three months Ended March 31, 2021	Change
(In U.S. dollars)	$	$	$	%
Net cash flows used in operating activities	(10,490,604)	(10,966,896)	476,292	(4.3)%
Net cash flows used in investing activities	(940,931)	(186,801)	(754,130)	403.7%
Net cash flows provided by financing activities	942	20,450,000	(20,449,058)	(100.0)%
Net increase in cash and cash equivalents	(11,430,593)	9,296,303	(20,726,896)	(223.0)%
Cash flows used in operating activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.

Cash used in operating activities was relatively flat for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as we continue our operations in connection with our clinical trials and further the development of our pipeline, as described above.
Cash flows used in Investing Activities
For the three months ended March 31, 2022 and 2021, cash used in investing activities reflected $0.9 million and $0.2 million, respectively. The increase in cash used in investing activities relates to the increased capital expenditures for purchases in connection with our Indiana manufacturing facility.
Cash flows provided by Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities totaled $942, which consisted of the proceeds from the exercise of stock options issued to a non-employee consultant. For the three months ended March 31, 2021, net cash provided by financing activities totaled $20.5 million, which consisted of the proceeds from the exercise of warrants and stock options, each as discussed above.
Contractual Obligations and Other Commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 11 to the Q1 2022 Financial Statements.
For additional information related to our license agreements, please also see Note 11 to the Q1 2022 Financial Statements and Notes 12 and 13 to the 2021 Financial Statements.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our Q1 2022 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC.
The preparation of the Q1 2022 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Q1 2022 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Form 10-K.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rate risk and foreign exchange risk. As of March 31, 2022, there were no material changes to our market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.
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
As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of March 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2022 we continued to (i) adopt, improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (ii) engage third-party consultants to review the design of our systems of internal control over financial reporting and to recommend improvements. As part of this process, during the fiscal quarter ended March 31, 2022, we successfully migrated to a new general ledger system to improve our internal control framework.
Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. – RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks and uncertainties described in our 2021 Form 10-K. If any of these risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2021 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2022.
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

Date: May 13, 2022

	By:	/s/Joe McCann.
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)