Form 10-Q
period 2022-06-30
POINT Biopharma Global Inc.
filed 2022-08-12
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Common Stock, par value $0.0001 per share – 90,124,962 shares outstanding as of August 8, 2022.

1

2

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
POINT Biopharma Global Inc.
Interim Condensed Consolidated Balance Sheets
(In U.S. dollars)

	June 30, 2022
	(Unaudited)	December 31, 2021
	$	$
ASSETS
Current assets
Cash and cash equivalents	78,108,242	238,815,991
Short-term investments	121,324,415	—
Prepaid expenses and other current assets	5,472,394	5,030,565
Total current assets	204,905,051	243,846,556

Non-current assets
Long-term investments	4,898,296	—
Property, plant and equipment, net	24,441,275	19,412,086
Total non-current assets	29,339,571	19,412,086

Total assets	234,244,622	263,258,642

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	8,066,604	1,738,470
Accrued liabilities	10,220,720	5,990,516
Income taxes payable	509,403	250,978
Total current liabilities	18,796,727	7,979,964

Deferred tax liability	65,592	65,592
Total liabilities	18,862,319	8,045,556

Commitments and contingencies (note 12)

Stockholders’ equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 90,124,962 and 90,121,794 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9,012	9,012
Additional paid-in capital	315,961,198	314,488,782
Accumulated deficit	(100,245,529)	(59,284,708)
Accumulated other comprehensive loss	(342,378)	—
Total stockholders’ equity	215,382,303	255,213,086

Total liabilities and stockholders’ equity	234,244,622	263,258,642
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Operations
(In U.S. dollars)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	$	$	$	$
Operating expenses
Research and development	20,813,882	6,700,862	33,314,730	10,970,160
General and administrative	4,080,401	1,949,552	7,888,343	3,414,244
Total operating expenses	24,894,283	8,650,414	41,203,073	14,384,404
Loss from operations	(24,894,283)	(8,650,414)	(41,203,073)	(14,384,404)

Other income (expenses)
Finance income (costs)	509,700	(2,863)	557,673	(5,662)
Foreign currency loss	(12,259)	(27,599)	(43,900)	(34,806)
Total other income (expenses)	497,441	(30,462)	513,773	(40,468)

Loss before provision for income taxes	(24,396,842)	(8,680,876)	(40,689,300)	(14,424,872)
Provision for income taxes	(183,405)	(123,782)	(271,521)	(164,207)
Net loss	(24,580,247)	(8,804,658)	(40,960,821)	(14,589,079)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.27)	$(0.15)	$(0.45)	$(0.26)
Basic and diluted weighted average common shares outstanding	90,124,295	57,582,025	90,123,288	57,116,747
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In U.S. dollars)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	$	$	$	$
Net loss	$(24,580,247)	$(8,804,658)	$(40,960,821)	$(14,589,079)
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale debt securities	(342,378)	—	(342,378)	—
Total comprehensive loss	$(24,922,625)	$(8,804,658)	$(41,303,199)	$(14,589,079)

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$	$
Balance at December 31, 2021	—	—	90,121,794	9,012	314,488,782	(59,284,708)	—	255,213,086
Issuance of shares of Common Stock in connection with stock option exercises	—	—	678	—	942	—	—	942
Stock-based compensation	—	—	—	—	440,450	—	—	440,450
Net loss	—	—	—	—	—	(16,380,574)	—	(16,380,574)
Balance at March 31, 2022	—	—	90,122,472	9,012	314,930,174	(75,665,282)	—	239,273,904
Issuance of shares of Common Stock in connection with stock option exercises	—	—	2,490	—	3,461	—	—	3,461
Stock-based compensation	—	—	—	—	1,027,563	—	—	1,027,563
Net loss	—	—	—	—	—	(24,580,247)	—	(24,580,247)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(342,378)	(342,378)
Balance at June 30, 2022	—	—	90,124,962	9,012	315,961,198	(100,245,529)	(342,378)	215,382,303

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$	$
Balance at December 31, 2020 (as previously reported)	15,233,884	15,234	—	—	26,847,271	(13,382,227)	—	13,480,278
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	(15,233,884)	(15,234)	54,647,656	5,465	9,769	—	—	—
Balance at December 31, 2020, effect of the Business Combination (refer to Note 3)	—	—	54,647,656	5,465	26,857,040	(13,382,227)	—	13,480,278
Issuance of shares of Common Stock in connection with exercise of warrants	—	—	2,869,799	287	19,999,713	—	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	—	—	64,570	6	449,994	—	—	450,000
Stock-based compensation	—	—	—	—	477,245	—	—	477,245
Net loss	—	—	—	—	—	(5,784,421)	—	(5,784,421)
Balance at March 31, 2021, effect of the Business Combination (refer to Note 3)	—	—	57,582,025	5,758	47,783,992	(19,166,648)	—	28,623,102
Issuance of shares of Common Stock, net of direct and incremental costs in connection with the Business Combination (refer to Note 3)	—	—	32,539,769	3,254	264,562,167	—	—	264,565,421
Stock-based compensation	—	—	—	—	1,106,457	—	—	1,106,457
Net loss	—	—	—	—	—	(8,804,658)	—	(8,804,658)
Balance at June 30, 2021, effect of the Business Combination (refer to Note 3)	—	—	90,121,794	9,012	313,452,616	(27,971,306)	—	285,490,322

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the six months ended
	June 30, 2022	June 30, 2021
	$	$
Cash flows from operating activities
Net loss:	(40,960,821)	(14,589,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property, plant and equipment	584,076	—
Stock-based compensation expense	1,468,013	1,583,702
Amortization of debt issuance costs	—	5,662
Amortization of premiums (accretion of discounts) on investments, net	(128,150)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(441,829)	(6,221,240)
Accounts payable	4,290,469	(1,571,469)
Accrued liabilities	3,782,033	1,149,742
Income taxes payable	258,425	164,207
Amount due to related party within accrued liabilities	(47,389)	33,910
Change in accrued interest and dividends within investments	126,192	—
Net cash used in operating activities	(31,068,981)	(19,444,565)

Cash flows from investing activities
Purchase of investments	(126,563,131)	—
Purchase of property, plant and equipment	(3,080,040)	(3,242,281)
Net cash used in investing activities	(129,643,171)	(3,242,281)

Cash flows from financing activities
Issuance of shares of Common Stock in connection with exercise of warrants	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	4,403	450,000
Issuance of shares of Common Stock in connection with the Business Combination (see note 3), net of costs incurred by RACA and direct and incremental costs paid	—	265,426,917
Net cash provided by financing activities	4,403	285,876,917

Net (decrease) increase in cash and cash equivalents	(160,707,749)	263,190,071
Cash and cash equivalents, beginning of period	238,815,991	10,546,749
Cash and cash equivalents, end of period	78,108,242	273,736,820

Supplemental disclosure of cash flow information:
Cash paid for income taxes	(3,022)	(4,185)
Cash paid for interest on mortgage payable	—	(55,832)
Non-cash investment activities:
Purchase of property, plant and equipment recorded in accounts payable and accrued liabilities	3,345,729	2,614,542
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Except as described below, the accounting policies and methods of computation applied in the unaudited interim condensed consolidated financial statements and related notes contained therein are consistent with those applied by the Company in its audited consolidated financial statements as of and for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the “2021 Financial Statements”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2021 Financial Statements.
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

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies, mandatory vaccination, daily check-ins, masking and weekly testing for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing.

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

Investments
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its investments as current or non-current based on each instrument’s underlying maturity date. Investments with original maturities of greater than three months and less than one year are classified as current and are included in short-term investments in the condensed consolidated balance sheets. Investments with remaining maturities greater than one year from the balance sheet date are classified as non-current and are included in long-term investments in the condensed consolidated balance sheets. The Company’s investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in other comprehensive income (loss) as a component of shareholders’ equity until realized. Amortization and accretion of premiums and discounts are recorded in finance income (expense). Realized gains and losses on debt securities are included in other income (expense), net.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other-than-temporary in nature. For any adjustment the Company considers to be other-than-temporary, the Company reduces the investment to fair value through a charge to the statement of operations. No such adjustments were necessary during the periods presented.

Risks and uncertainties
The Company has incurred significant net losses since inception and, prior to the Business Combination, had funded operations through equity financings. Operating losses and negative cash flows are expected to continue for the foreseeable future. As losses continue to be incurred, the Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, regulatory approval of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of macroeconomic disruptions, such as those arising from the COVID-19 coronavirus and the Russo-Ukrainian conflict, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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
In connection with the Business Combination, the Company incurred underwriting fees and other costs considered to be direct or incremental to the proceeds raised in connection with the Business Combination and PIPE Financing totaling approximately $21.9 million, consisting of costs incurred by RACA prior to the completion of the Business Combination as well as investment banker, legal, audit, tax, accounting and listing fees. These amounts are reflected within additional paid-in capital in the interim condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
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

Summary of shares of Common Stock issued
The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
RACA Class A and Class B shares outstanding prior to the Business Combination	16,039,769
Class A shares issued pursuant to the PIPE Financing	16,500,000
Business Combination and PIPE Financing shares as converted into Common Stock	32,539,769
Conversion of POINT Biopharma Inc. common shares into Common Stock	57,582,025
Total shares of POINT Biopharma Global Inc. Common Stock outstanding immediately following the Business Combination	90,121,794
4. Cash, cash equivalents and investments
Cash, cash equivalents and investments consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Cash	$24,197,537	$238,815,991
Cash equivalents:
Money market funds	48,912,011	—
Commercial paper	4,998,694	—
Total cash and cash equivalents	78,108,242	238,815,991
Short-term investments
U.S. Treasury securities	34,687,436	—
Corporate bonds	31,870,066	—
Commercial paper	29,738,419	—
Asset backed securities	25,028,494	—
Total short-term investments	121,324,415	—
Long-term investments
Corporate bonds	4,898,296	—
Total long-term investments	4,898,296	—
Total cash, cash equivalents and investments	$204,330,953	$238,815,991
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security as at June 30, 2022 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-current
Corporate bonds	$36,915,656	$1,356	$(145,938)	$36,768,362	$31,870,066	$4,898,296
U.S. Treasury securities	34,829,827	—	(142,391)	34,687,436	34,687,436	—
Commercial paper	29,738,419	—	—	29,738,419	29,738,419	—
Asset backed securities	25,094,991	5,546	(60,951)	25,028,494	25,028,494	—
Total available-for-sale securities	$126,578,893	$6,902	$(349,280)	$126,222,711	$121,324,415	$4,898,296

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2022:

	Amortized Cost	Fair Value
Due within one year	$121,652,391	$121,324,415
Due between one and five years	4,926,502	4,898,296
Total	$126,578,893	$126,222,711

The primary objective of our investment portfolio is to maintain safety of principal balances, provide sufficient levels of liquidity and enhance overall returns in an efficient manner with acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

During the three and six months ended June 30, 2022, we had $nil realized gains or losses, respectively, on available-for-sale investments.
5. Fair value measurements
We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include the following:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data. These inputs include quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following tables present information about the Company’s financial assets and liabilities as of June 30, 2022 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2022
Cash equivalents:
Money market mutual fund	$48,912,011	$—	$—	$48,912,011
Commercial paper	—	4,998,694	—	4,998,694
Available-for-sale debt securities:
Corporate bonds	—	36,768,362	—	36,768,362
U.S. Treasury securities	34,687,436	—	—	34,687,436
Commercial paper	—	29,738,419	—	29,738,419
Asset backed securities	—	25,028,494	—	25,028,494
Total	$83,599,447	$96,533,969	$—	$180,133,416

Certain of our available-for-sale debt securities, including U.S. Government agency debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2022.

There have been no transfers of assets or liabilities between the fair value measurement levels.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	$	$
Insurance	2,345,799	2,175,379
Clinical trial expenses	1,920,195	1,973,609
Deposit on production equipment	872,295	703,461
Canadian harmonized sales tax receivable	143,105	72,666
Other	191,000	105,450
Total	5,472,394	5,030,565
7. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	$	$
Land and building	17,641,459	—
Property in development	2,601,016	16,561,032
Machinery and equipment	4,018,332	2,132,768
Furniture and fixtures	614,653	590,545
Computer equipment	149,891	127,741
	25,025,351	19,412,086
Less: Accumulated depreciation	(584,076)	—
Total	24,441,275	19,412,086

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

The Company commenced the manufacture of clinical supply in the Indianapolis manufacturing facility in January 2022, however, construction continues on the facility to expand capacity. The Company has determined this to be the date upon which its property, plant and equipment was available for its intended use. Property, plant and equipment that have finite lives are recorded at cost less accumulated depreciation and impairment losses. Depreciation is expensed from the month the particular asset is available for its intended use, using the straight-line method over the estimated useful life of such asset at the following rates, which in each case are intended to reduce the carrying value of the asset to the estimated residual value:

Asset Category	Estimated Useful Life
Computer equipment	5 years
Machinery and equipment	7 years
Furniture and fixtures	7 years
Building	20 years

8. Accrued expenses
Accrued liabilities consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	$	$
Accrued research and development costs	6,047,693	1,142,056
Accrued personnel costs	2,398,926	3,440,558
Accrued costs for purchases of property, plant and equipment	1,143,756	648,196
Accrued corporate legal fees and other professional services	509,513	654,945
Other accrued costs	120,832	104,761
Total	10,220,720	5,990,516
9. Mortgage payable
On July 10, 2020, the Company obtained a mortgage loan in the amount of $3,562,500 (the “Mortgage”) for the purpose of purchasing its manufacturing facility and related land located in Indianapolis, Indiana (the “Property”) (see Note 7). The Mortgage was collateralized by a first charge over the Property. As part of the financing the Company incurred $17,194 of costs and fees from the lender that were capitalized and recorded as finance costs over the life of the Mortgage. On July 29, 2021, the Mortgage on the manufacturing facility in Indianapolis, Indiana was repaid and the related mortgage on the Company's facility in Indianapolis, Indiana was released.
Prior to its repayment, the Mortgage bore interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The Mortgage required quarterly interest payments, which commenced on October 1, 2020, with the principal amount originally due at maturity on January 10, 2022.
For the three and six months ended June 30, 2021, the Company recorded $27,916 and $54,605, respectively, of interest costs which were capitalized within property, in development, and recorded amortization of debt issuance costs of $2,863 and $5,662, respectively, through finance costs.
10. Stockholders’ equity
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
During the three and six months ended June 30, 2022, there were 2,490 and 3,168 shares of Common Stock issued, respectively, each in connection with the exercise of stock options issued to non-employee consultants and resulting in total cash proceeds of $3,461 and $4,403, respectively. During the three months ended June 30, 2021, the Company issued 32,539,769 shares of Common Stock in connection with the Business Combination and PIPE Financing (see Note 3). During the six months ended June 30, 2021, the Company (a) issued the above mentioned shares of Common Stock in connection with the Business Combination and PIPE Financing and (b) issued 800,000 shares of common stock of POINT Biopharma Inc. (exchanged for 2,869,799 shares of Common Stock) in connection with the exercise of warrants and 18,000 shares of common stock of POINT Biopharma Inc. (exchanged for 64,570 shares of Common Stock) in connection with the exercise of stock options issued to a non-employee consultant, resulting in total cash proceeds of $20,450,000.
As of June 30, 2022, the number of total issued and outstanding shares of Common Stock was 90,124,962 (December 31, 2021 – 90,121,794). As of June 30, 2022, there were no issued and outstanding shares of Preferred Stock (December 31, 2021 — nil).
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. During the six months ended June 30, 2022, no cash dividends were declared or paid by the Company (June 30, 2021 — $nil).

The Company’s board of directors has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. During the six months ended June 30, 2022, no shares of Preferred Stock were issued by the Company (June 30, 2021 — nil).
11. Stock-based compensation
In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, in connection with the Business Combination, the Company’s board of directors adopted the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. Upon the closing of the Business Combination, the Company assumed the outstanding equity awards under the 2020 EIP and each outstanding option to acquire common shares of POINT Biopharma Inc. (whether vested or unvested) under the 2020 EIP was substituted with a substantially equivalent option to acquire shares of Common Stock of the Company based on the conversion ratio for the POINT Biopharma Inc. common shares in the Business Combination and remains outstanding under the 2020 EIP. No further grants may be made under the 2020 EIP. The 2021 EIP provides that the number of shares reserved and available for issuance under the 2021 EIP will automatically increase each January 1, beginning on January 1, 2022, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's board of directors. As of January 1, 2022, the number of shares of Common Stock available under the 2021 EIP increased by 3,604,871 for a total of 7,975,317 shares of Common Stock authorized for issuance under the 2021 EIP as of June 30, 2022.

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
The Company recorded $458,633 and $743,945 to research and development expense and $568,930 and $724,068 to general and administrative expenses for stock-based compensation for the three and six months ended June 30, 2022, respectively (June 30, 2021 — $1,028,512 and $1,428,669 to research and development expense and $77,945 and $155,033 to general and administrative expenses for the three and six months ended, respectively). The Company did not recognize a tax benefit related to stock-based compensation expense during the three and six months ended June 30, 2022, as the Company had net operating losses carryforwards and recorded a valuation allowance against the deferred tax asset.
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

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2021	3,825,751	4.78
Granted	1,948,614	8.01
Exercised	(3,168)	1.39
Forfeited	(48,120)	7.70
Outstanding as of June 30, 2022	5,723,077	5.85	5.00
Vested and expected to vest as of June 30, 2022	5,723,077	5.85	5.00
Options exercisable as of June 30, 2022	1,501,125	3.78	5.00
During the three months ended June 30, 2022, 243,417 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.66. During the six months ended June 30, 2022, 1,948,614 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.59. The vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest ratably over the remaining three years. On June 6, 2022, the terms of 128,070 stock options granted to directors of the Company during the quarter were amended to reduce the vesting period to one year. This amendment was accounted for as a modification and there was no material impact to stock-based compensation recorded.

During the three months ended June 30, 2021, no stock options were granted. During the six months ended June 30, 2021, 358,724 stock options were granted to a non-employee consultant of the Company, with a weighted average grant date fair value of $3.89. The vesting terms of the grant to the non-employee consultant were such that 25% of the options vested immediately upon grant, 10% of the options were initially to vest in a year following the grant and the remaining options were initially to vest based on certain performance milestones. Upon completion of the Business Combination, the remaining 269,043 unvested stock options immediately vested and all remaining unrecognized stock-based compensation expense associated with these stock options was recorded.

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Risk-free interest rate	2.57% - 3.13%	—	1.24% - 3.13%	0.72%
Expected term (in years)	4.25	—	4.25	5.38
Expected volatility	74% - 75%	—	72% - 75%	65%
Expected dividend yield	—%	—	—%	—%
During the three and six months ended June 30, 2022, non-employee consultants of the Company exercised 2,490 and 3,168 stock options with intrinsic values of $16,060 and $19,301, respectively. The exercises resulted in cash proceeds to the company of $3,461 and $4,403, respectively.
As of June 30, 2022, the unrecognized stock-based compensation expense related to unvested stock options, was $12,895,130 and the estimated weighted average remaining vesting period was 2.8 years.
12. Commitments and contingencies
Indianapolis facility commitments
The Company is party to certain agreements for the continuing expansion of the manufacturing capabilities of the Indianapolis facility. Effective in the second quarter, the Company entered into an agreement for the design and build of a commercial manufacturing line. As of June 30, 2022, the Company is committed to aggregate future payments of approximately $18.1 million in connection with these agreements. During the three and six months ended June 30, 2022, approximately $3.4 million and $4.0 million, respectively, has been recorded within property, plant and equipment in connection with these agreements (three and six months ended June 30, 2021 – $2.2 million and $4.9 million, respectively).
Clinical trial and commercial commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimal purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements include individual commitments up to $2.3 million. Aggregate remaining minimum commitments amount to approximately $4.7 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with its supply agreements of approximately $2.6 million and $4.3 million during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021 - $0.8 million and $1.3 million, respectively).
The Company also has supply agreements with third parties to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $48.7 million ($62.9 million CAD) over the contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party suppliers. The Company recorded $nil and $nil in connection with this agreement during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021 - $nil and $nil, respectively).

The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $41.6 million with payments that range from one to six years. The Company recorded research and development expenses in connection with this agreement of approximately $2.5 million and $5.6 million during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021 – $1.8 million and $3.0 million, respectively).
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
The Company recorded research and development expenses in connection to its license agreements of approximately $3.8 million and $4.6 million during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021 – $0.5 million and $1.0 million, respectively).
13. Net loss per share
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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net loss attributable to common stockholders	$24,580,247	$8,804,658	$40,960,821	$14,589,079
Weighted-average common shares outstanding-basic and diluted	90,124,295	57,582,025	90,123,288	57,116,747
Net loss per share attributable to common stockholders-basic and diluted	$0.27	$0.15	$0.45	$0.26
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
14. Income Taxes
The Company has operations in both the United States and Canada, as such it is subject to tax in both countries. The income tax expense for the three months ended June 30, 2022 and June 30, 2021 was $183,405 and $123,782 respectively, and the income tax expense for the six months ended June 30, 2022 and June 30, 2021 was $271,521 and $164,207 respectively, each primarily in respect of current taxes in Canada. As of June 30, 2022, the Company had no uncertain tax positions (December 31, 2021 — $nil).
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses incurred in 2020 and 2021, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company analyzed the provisions of the CARES Act and determined there was no impact to its income tax provision for the three and six months ended June 30, 2022 and 2021.
15. Related party transactions
The Company recognized expenses in connection with related party transactions in the unaudited condensed consolidated statements of operations as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
	$	$	$	$
Consulting fees on business activities to Board member	102,396	53,892	169,092	83,878
Reimbursement to Board member for occupancy costs	17,898	19,584	35,676	36,819
Total	120,294	73,476	204,768	120,697
Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the three and six-month periods ended June 30, 2022 and 2021, the Company received consulting services for research and development from a Board member. As of June 30, 2022, $47,389 is recorded within accrued liabilities in relation to this consulting arrangement.
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC Topic 842, Leases to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.
16. Subsequent event
On July 11, 2022 the SEC declared effective our shelf registration statement on Form S-3 (the “S-3”) that allows the Company to offer and sell to the public up to $400,000,000 of our Common Stock, preferred stock, debt securities, warrants to purchase our Common Stock, preferred stock or debt securities, subscription rights to purchase our Common Stock, preferred stock or debt securities and/or units consisting of some or all of these securities, from time to time in one or more offerings. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Also covered under the S-3 as part of the $400,000,000 total amount is an at-the-market offering (“ATM”) of up to $150,000,000 of our Common Stock pursuant to a distribution agreement with Piper Sandler & Co. To date, we have not sold any Common Stock under the ATM or any equity under the S-3 and have no current plans to issue additional equity, but have the S-3 and the ATM available if needed.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2022 and 2021 (the “Q2 2022 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2021 and 2020 (the “2021 Financial Statements”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 25, 2022 (the "2021 Form 10-K"). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
•the development of our own manufacturing facility in Indianapolis, Indiana and the ability of this facility to provide adequate production capacity to meet future clinical and commercial demands for our product candidates;
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

•our financial performance;
•the ability to recognize the anticipated benefits of the Business Combination, as defined below, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
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

Our predecessor was incorporated on September 18, 2019 (“Inception”) as POINT Theranostics Inc. under the DGCL and subsequently amended its name to “POINT Biopharma Inc.” on November 22, 2019. Subsequent to the Business Combination, POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. (together with its consolidated subsidiaries, “POINT” or the “Company”) on June 30, 2021.

Business Combination
On June 30, 2021, we consummated the Business Combination with POINT Biopharma Inc., pursuant to the terms of the Business Combination Agreement, dated as of March 15, 2021, by and among Therapeutics Acquisition Corp. ("RACA"), Bodhi Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of RACA ("Merger Sub"), and POINT Biopharma Inc. Pursuant to the Business Combination Agreement, on the closing date, (i) Merger Sub merged with and into POINT Biopharma Inc., with POINT Biopharma Inc. as the surviving company in the Business Combination as a wholly-owned subsidiary of RACA and (ii) RACA changed its name to “POINT Biopharma Global Inc.”
In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Business Combination, (i) each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the effective time was exchanged for shares of the Common Stock of POINT or comparable vested equity awards that are exercisable for shares of Common Stock, as applicable, based on an implied POINT Biopharma Inc. vested equity value of $585,000,000 (which results in a conversion ratio of approximately 3.59:1); (ii) all unvested equity awards of

POINT Biopharma Inc. were exchanged for comparable unvested equity awards that are exercisable for shares of Common Stock, determined based on the same exchange ratio at which the vested equity awards were exchanged for shares of Common Stock; and (iii) each share of Class A Common Stock of RACA and each share of Class B common stock, par value $0.0001 per share, of RACA that was issued and outstanding immediately prior to the effective time became one share of Common Stock following the consummation of the Business Combination.
In addition, concurrently with the execution of the Business Combination Agreement, on March 15, 2021, RACA entered into Subscription Agreements with certain investors (the "PIPE Investors"), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and RACA agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $165,000,000 (the "PIPE Financing"). The PIPE Financing was consummated concurrently with the closing of the Business Combination. We received net proceeds of approximately $260.0 million consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. Transaction costs of approximately $27.0 million consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.
Recent Developments
PNT2002: 177Lu-based PSMA-targeted radiopharmaceutical

In April 2022, the Company dosed its first European Union patient in the SPLASH trial. The SPLASH trial is currently enrolling patients across 53 sites in North America, Europe, and UK, and site activations remain ongoing to expedite accrual. The Company continues to expect to report top line data from SPLASH mid-2023.

PNT2004: fibroblast activation protein-alpha (FAP-alpha) inhibitor

The Company filed a clinical trial application (CTA) with Health Canada at the end of the first quarter of 2022 for PNT6555, the lead of the pan-cancer PNT2004 fibroblast activation protein-alpha (FAP-alpha) targeted program, and a No Objection Letter was received from Health Canada in May 2022. The first patient was dosed in FRONTIER in July 2022.

The Company also presented posters on PNT6555 at two recent academic conferences including the American Association for Cancer Research (AACR) 2022 Annual Meeting in April 2022, and the Society for Nuclear Medicine and Molecular Imaging (SNMMI) 2022 Annual Meeting in June 2022.

Management Updates

In June 2022, the Company appointed Chris Horvath as Executive Vice President, Commercial. Mr. Horvath brings almost twenty years of experience in the pharmaceutical industry, having led or worked on the launch of a number of key oncology products, including Pluvicto (lutetium 177Lu vipivotide tetraxetan), Locametz (gallium 68Ga gozetotide), Nubeqa (darolutamide), and Zytiga (abiraterone acetate). In his new role at POINT, Mr. Horvath will lead the commercial strategy for POINT’s pipeline.

Mr. Horvath began his career as a scientist, working at both DuPont and Novartis Institutes for BioMedical Research. He then transitioned to commercial roles of increasing responsibility at Janssen, Dendreon, Merck, Bayer, and most recently Advanced Accelerator Applications (Novartis). Mr. Horvath holds a BSc in Chemistry & Biology from Wilfrid Laurier University, a MSc in Analytical Science from the University of Guelph, and an MBA from Rutgers Business School.

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

If we obtain regulatory approval for one or more of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing, and distribution activities, either alone or in collaboration with others. Further, as a public company following the Business Combination, we have incurred and expect to continue incurring additional costs associated with operating as a public company. As a result, we will require substantial additional funding to support our continuing operations and pursue our growth strategy.
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
We believe that the net proceeds from the Business Combination and PIPE Financing, together with our available resources and existing cash and investments are sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.
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
We are monitoring the continuing impact of the COVID-19 pandemic and the potential impact of the Russo-Ukrainian conflict on our business and consolidated financial statements. To date, we have not experienced any material business disruptions or incurred any impairment losses in the carrying values of our assets as a result of these events and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the Q2 2022 Financial Statements.
Components of Operating Results
See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Components of Operating Results” in our 2021 Form 10-K, for a discussion of the nature of our operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Operating expenses:
Research and development	20,813,882	6,700,862	14,113,020	210.6%
General and administrative	4,080,401	1,949,552	2,130,849	109.3%
Total operating expenses	24,894,283	8,650,414	16,243,869	187.8%
Loss from operations	(24,894,283)	(8,650,414)	(16,243,869)	187.8%
Other income (expenses):
Finance income (costs)	509,700	(2,863)	512,563	(17,903.0)%
Foreign currency loss	(12,259)	(27,599)	15,340	(55.6)%
Total other income (expenses)	497,441	(30,462)	527,903	(1733.0)%
Loss before provision for income taxes	(24,396,842)	(8,680,876)	(15,715,966)	181.0%
Provision for income taxes	(183,405)	(123,782)	(59,623)	48.2%
Net loss	(24,580,247)	(8,804,658)	(15,775,589)	179.2%
Research and Development
The following table summarizes the components of research and development expense for the three months ended June 30, 2022 and 2021:

	For the three months Ended June 30, 2022	For the three months Ended June 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	8,286,606	2,419,972	5,866,634	242.4%
Salaries and benefits	4,312,716	1,568,283	2,744,433	175.0%
Sponsored research & product licenses	3,805,325	1,460,982	2,344,343	160.5%
Contract manufacturing	3,374,158	1,170,677	2,203,481	188.2%
Depreciation and overhead	975,241	—	975,241	100.0%
Regulatory consulting	59,836	80,948	(21,112)	(26.1)%
Total	20,813,882	6,700,862	14,113,020	210.6%

For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, the increase in research and development expense was primarily due to increases in (a) costs incurred in clinical trials and contract manufacturing as we continue to increase the scale of our trials and operations, (b) personnel costs as the Company continues to expand its research and development headcount and (c) costs associated with our licensing agreements and related sponsored research in connection with our product candidates both preclinical and clinical, including a $2,000,000 expense related to the amendment fee in connection with the exclusive global licensing agreement with Bach Biosciences and (d) depreciation and overhead related to our manufacturing facility. Although the Company does not currently track its research and development expenditures by product, it intends to begin tracking such expenditures by product in the near future.

General and administrative
For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, the increase in general and administrative expenses was primarily due to increased (a) personnel costs as the Company continues to expand its finance, information technology, human resources and other administrative headcount, and (b) insurance, legal, professional and consulting services, as the Company continues to increase the scale of its operations.
Other Income (Expenses)
For the three months ended June 30, 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments, partially offset by (b) a foreign exchange loss primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. For the three months ended June 30, 2021, other expenses mainly consisted of (i) a foreign exchange loss associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (ii) accretion expense related to the amortization of capitalized transaction costs in connection with our previous mortgage payable.
Income Tax Expense
For the three months ended June 30, 2022 and 2021, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.

Results of Operations
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	For the six months Ended June 30, 2022	For the six months Ended June 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Operating expenses:
Research and development	33,314,730	10,970,160	22,344,570	203.7%
General and administrative	7,888,343	3,414,244	4,474,099	131.0%
Total operating expenses	41,203,073	14,384,404	26,818,669	186.4%
Loss from operations	(41,203,073)	(14,384,404)	(26,818,669)	186.4%
Other income (expenses):
Finance income (costs)	557,673	(5,662)	563,335	(9,949.4)%
Foreign currency loss	(43,900)	(34,806)	(9,094)	26.1%
Total other income (expenses)	513,773	(40,468)	554,241	(1369.6)%
Loss before provision for income taxes	(40,689,300)	(14,424,872)	(26,264,428)	182.1%
Provision for income taxes	(271,521)	(164,207)	(107,314)	65.4%
Net loss	(40,960,821)	(14,589,079)	(26,371,742)	180.8%
Research and Development
The following table summarizes the components of research and development expense for the six months ended June 30, 2022 and 2021:

	For the six months Ended June 30, 2022	For the six months Ended June 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	13,015,747	4,213,751	8,801,996	208.9%
Salaries and benefits	8,051,246	2,586,653	5,464,593	211.3%
Contract manufacturing	6,083,741	1,533,770	4,549,971	296.7%
Sponsored research & product licenses	4,555,325	2,383,269	2,172,056	91.1%
Depreciation and overhead	1,483,462	—	1,483,462	100.0%
Regulatory consulting	125,209	252,717	(127,508)	(50.5)%
Total	33,314,730	10,970,160	22,344,570	203.7%

For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, the increase in research and development expense was primarily due to increases in (a) costs incurred in clinical trials and contract manufacturing as we continue to increase the scale of our trials and operations, (b) increased personnel costs as the Company continues to expand its research and development headcount, (c) costs associated with our licensing agreements and related sponsored research in connection with our product candidates both preclinical and clinical, including a $2,000,000 expense related to the amendment fee in connection with the exclusive global licensing agreement with Bach Biosciences and (d) depreciation and overhead related to our manufacturing facility. Although the Company does not currently track its research and development expenditures by product, it intends to begin tracking such expenditures by product in the near future.

General and administrative
For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, the increase in general and administrative expenses was primarily due to increased (a) personnel costs as the Company continues to expand its finance, information technology, human resources and other administrative headcount, and (b) insurance, legal, professional and consulting services, as the Company continues to increase the scale of its operations.

Other Income (Expenses)
For the six months ended June 30, 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments, partially offset by (b) a foreign exchange loss primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. For the six months ended June 30, 2021, other expenses mainly consisted of (i) a foreign exchange loss associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (ii) accretion expense related to the amortization of capitalized transaction costs in connection with our previous mortgage payable.
Income Tax Expense
For the six months ended June 30, 2022 and 2021, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
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
Net losses totaled $24.6 million and $8.8 million for the three months ended June 30, 2022 and 2021, respectively and $41.0 million and $14.6 million for the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022, we had cash, cash equivalents and investments of approximately $204.3 million. We expect that our cash and equivalents are sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on current assumptions that may change or prove to be wrong, and we could utilize our available capital resources sooner than we expect.
On July 11, 2022 the SEC declared effective our shelf registration statement on Form S-3 (the “S-3”) that allows the Company to offer and sell to the public up to $400,000,000 of our Common Stock, preferred stock, debt securities, warrants to purchase our Common Stock, preferred stock or debt securities, subscription rights to purchase our Common Stock, preferred stock or debt securities and/or units consisting of some or all of these securities, from time to time in one or more offerings. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Also covered under the S-3 as part of the $400,000,000 total amount is an at-the-market offering (“ATM”) of up to $150,000,000 of our Common Stock pursuant to a distribution agreement with Piper Sandler & Co. To date, we have not sold any Common Stock under the ATM or any equity under the S-3 and have no current plans to issue additional equity, but have the S-3 and the ATM available if needed.

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

Working Capital
Working capital is defined as current assets less current liabilities.
The following table summarizes our total working capital and current assets and liabilities as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021	Change
(In U.S. dollars)	$	$	$	%
Current assets	204,905,051	243,846,556	(38,941,505)	(16.0)%
Current liabilities	18,796,727	7,979,964	10,816,763	135.5%
Total working capital	186,108,324	235,866,592	(49,758,268)	(21.1)%
The decrease in working capital as of June 30, 2022, primarily reflects cash used for (a) operating expenses, including, personnel costs and research and development costs as we advance our clinical trials and continue to expand our pipeline, (b) capital expenditures for equipment and machinery used in our manufacturing facility in Indiana, and (c) the acquisition of long-term investments.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended June 30, 2022 and 2021:

	For the six months Ended June 30, 2022	For the six months Ended June 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Net cash flows used in operating activities	(31,068,981)	(19,444,565)	(11,624,416)	59.8%
Net cash flows used in investing activities	(129,643,171)	(3,242,281)	(126,400,890)	3,898.5%
Net cash flows provided by financing activities	4,403	285,876,917	(285,872,514)	(100.0)%
Net (decrease)/increase in cash and cash equivalents	(160,707,749)	263,190,071	(423,897,820)	(161.1)%
Cash flows used in operating activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided by financing activities, including cash provided in connection with the ATM discussed above, will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.
Cash used in operating activities increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as we advance our clinical trials and continue to expand our pipeline, as described above.
Cash flows used in Investing Activities
For the six months ended June 30, 2022 and 2021, cash used in investing activities reflected $129.6 million and $3.2 million, respectively. The increase in cash used in investing activities relates to (a) the Company's investment of its available cash resources into short and long-term investments and (b) increased capital expenditures for purchases in connection with our Indiana manufacturing facility.
Cash flows provided by Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities totaled $4,403, which consisted of the proceeds from the exercise of stock options issued to non-employee consultants. For the six months ended June 30, 2021, net cash provided by financing activities totaled $285.9 million, which consisted of (a) the net proceeds in connection with the Business Combination and related PIPE Financing and (b) the proceeds from the exercise of warrants and stock options, each as discussed above.
Contractual Obligations and Other Commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 12 to the Q2 2022 Financial Statements.
For additional information related to our license agreements, please also see Note 12 to the Q2 2022 Financial Statements and Notes 12 and 13 to the 2021 Financial Statements.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our Q2 2022 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC.
The preparation of the Q2 2022 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Q2 2022 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Form 10-K.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rate risk and foreign exchange risk. As of June 30, 2022, there were no material changes to our market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.
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
As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2022 we continued to (i) adopt, improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (ii) we continued to work with third-party consultants to review the design of our systems of internal control over financial reporting and to recommend improvements. As part of this process, during the fiscal quarter ended June 30, 2022, we continued to refine our processes in respect of our new general ledger system to improve our internal control framework.
Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2022.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. – MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. – OTHER INFORMATION.
None.

ITEM 6. – EXHIBITS.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 1, 2021).
3.2	By-laws of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 1, 2021).
10.1*#	Fourth Amendment dated May 6, 2022 to Exclusive Sublicense Agreement dated April 2, 2020
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
#    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BIOPHARMA GLOBAL INC.

Date: August 12, 2022

	By:	/s/Joe McCann.
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)