Form 10-Q
period 2022-09-30
POINT Biopharma Global Inc.
filed 2022-11-14
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Common Stock, par value $0.0001 per share – 105,644,741 shares outstanding as of November 9, 2022.

1

2

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
POINT Biopharma Global Inc.
Interim Condensed Consolidated Balance Sheets
(In U.S. dollars)

	September 30, 2022
	(Unaudited)	December 31, 2021
	$	$
ASSETS
Current assets
Cash and cash equivalents	125,783,126	238,815,991
Short-term investments	165,735,511	—
Prepaid expenses and other current assets	4,711,979	5,030,565
Total current assets	296,230,616	243,846,556

Non-current assets
Property, plant and equipment, net	29,457,230	19,412,086
Total non-current assets	29,457,230	19,412,086

Total assets	325,687,846	263,258,642

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	3,198,646	1,738,470
Accrued liabilities	13,047,645	5,990,516
Income taxes payable	361,723	250,978
Total current liabilities	16,608,014	7,979,964

Deferred tax liability	—	65,592
Total liabilities	16,608,014	8,045,556

Commitments and contingencies (note 12)

Stockholders’ equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 104,054,962 and 90,121,794 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10,405	9,012
Additional paid-in capital	433,936,723	314,488,782
Accumulated deficit	(124,258,598)	(59,284,708)
Accumulated other comprehensive loss	(608,698)	—
Total stockholders’ equity	309,079,832	255,213,086

Total liabilities and stockholders’ equity	325,687,846	263,258,642
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Operations
(In U.S. dollars)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	$	$	$	$
Operating expenses
Research and development	20,797,406	13,004,649	54,112,136	23,974,809
General and administrative	3,839,626	4,026,666	11,727,969	7,440,910
Total operating expenses	24,637,032	17,031,315	65,840,105	31,415,719
Loss from operations	(24,637,032)	(17,031,315)	(65,840,105)	(31,415,719)

Other income (expenses)
Finance income (costs)	1,048,254	(6,178)	1,605,927	(11,840)
Foreign currency (loss) gain	(243,791)	1,905	(287,691)	(32,901)
Total other income (expenses)	804,463	(4,273)	1,318,236	(44,741)

Loss before provision for income taxes	(23,832,569)	(17,035,588)	(64,521,869)	(31,460,460)
Provision for income taxes	(180,500)	(81,044)	(452,021)	(245,251)
Net loss	(24,013,069)	(17,116,632)	(64,973,890)	(31,705,711)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.26)	$(0.19)	$(0.71)	$(0.46)
Basic and diluted weighted average common shares outstanding	92,401,484	90,121,794	90,891,031	68,317,492
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In U.S. dollars)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	$	$	$	$
Net loss	$(24,013,069)	$(17,116,632)	$(64,973,890)	$(31,705,711)
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale debt securities	(266,320)	—	(608,698)	—
Total comprehensive loss	$(24,279,389)	$(17,116,632)	$(65,582,588)	$(31,705,711)

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$	$
Balance at December 31, 2021	—	—	90,121,794	9,012	314,488,782	(59,284,708)	—	255,213,086
Issuance of shares of Common Stock in connection with stock option exercises	—	—	678	—	942	—	—	942
Stock-based compensation	—	—	—	—	440,450	—	—	440,450
Net loss	—	—	—	—	—	(16,380,574)	—	(16,380,574)
Balance at March 31, 2022	—	—	90,122,472	9,012	314,930,174	(75,665,282)	—	239,273,904
Issuance of shares of Common Stock in connection with stock option exercises	—	—	2,490	—	3,461	—	—	3,461
Stock-based compensation	—	—	—	—	1,027,563	—	—	1,027,563
Net loss	—	—	—	—	—	(24,580,247)	—	(24,580,247)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(342,378)	(342,378)
Balance at June 30, 2022	—	—	90,124,962	9,012	315,961,198	(100,245,529)	(342,378)	215,382,303
Issuance of shares of Common Stock, net of direct and incremental costs	—	—	13,900,000	1,390	116,854,772	—	—	116,856,162
Issuance of shares of Common Stock in connection with stock option exercises	—	—	30,000	3	41,697	—	—	41,700
Stock-based compensation	—	—	—	—	1,079,056	—	—	1,079,056
Net loss	—	—	—	—	—	(24,013,069)	—	(24,013,069)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(266,320)	(266,320)
Balance at September 30, 2022	—	—	104,054,962	10,405	433,936,723	(124,258,598)	(608,698)	309,079,832

	POINT Biopharma Inc. common shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount	Number	Amount
	#	$	#	$	$	$	$	$
Balance at December 31, 2020 (as previously reported)	15,233,884	15,234	—	—	26,847,271	(13,382,227)	—	13,480,278
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	(15,233,884)	(15,234)	54,647,656	5,465	9,769	—	—	—
Balance at December 31, 2020, effect of the Business Combination (refer to Note 3)	—	—	54,647,656	5,465	26,857,040	(13,382,227)	—	13,480,278
Issuance of shares of Common Stock in connection with exercise of warrants	—	—	2,869,799	287	19,999,713	—	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	—	—	64,570	6	449,994	—	—	450,000
Stock-based compensation	—	—	—	—	477,245	—	—	477,245
Net loss	—	—	—	—	—	(5,784,421)	—	(5,784,421)
Balance at March 31, 2021, effect of the Business Combination (refer to Note 3)	—	—	57,582,025	5,758	47,783,992	(19,166,648)	—	28,623,102
Issuance of shares of Common Stock, net of direct and incremental costs in connection with the Business Combination (refer to Note 3)	—	—	32,539,769	3,254	264,562,167	—	—	264,565,421
Stock-based compensation	—	—	—	—	1,106,457	—	—	1,106,457
Net loss	—	—	—	—	—	(8,804,658)	—	(8,804,658)
Balance at June 30, 2021, effect of the Business Combination (refer to Note 3)	—	—	90,121,794	9,012	313,452,616	(27,971,306)	—	285,490,322
Direct and incremental costs in connection with the Business Combination (refer to Note 3)	—	—	—	—	317,261	—	—	317,261
Stock-based compensation	—	—	—	—	348,117	—	—	348,117
Net loss	—	—	—	—	—	(17,116,632)	—	(17,116,632)
Balance at September 30, 2021, effect of the Business Combination (refer to Note 3)	—	—	90,121,794	9,012	314,117,994	(45,087,938)	—	269,039,068
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the nine months ended
	September 30, 2022	September 30, 2021
	$	$
Cash flows from operating activities
Net loss:	(64,973,890)	(31,705,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property, plant and equipment	980,995	—
Deferred income taxes	(65,592)	62,719
Stock-based compensation expense	2,547,069	1,931,819
Amortization of debt issuance costs	—	11,840
Amortization of premiums (accretion of discounts) on investments, net	(435,238)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	318,586	(4,617,873)
Accounts payable	1,261,082	(1,907,881)
Accrued liabilities	6,942,886	2,822,714
Income taxes payable	110,745	113,747
Amount due to related party within accrued liabilities	(16,437)	117,526
Change in accrued interest and dividends within investments	(67,483)	—
Net cash used in operating activities	(53,397,277)	(33,171,100)

Cash flows from investing activities
Purchase of investments, net of sales and maturities	(165,841,488)	—
Purchase of property, plant and equipment	(10,696,365)	(6,320,113)
Net cash used in investing activities	(176,537,853)	(6,320,113)

Cash flows from financing activities
Issuance of shares of Common Stock, net of direct and incremental costs paid	116,856,162	—
Issuance of shares of Common Stock in connection with stock option exercises	46,103	450,000
Repayment of mortgage payable	—	(3,562,500)
Issuance of shares of Common Stock in connection with exercise of warrants	—	20,000,000
Issuance of shares of Common Stock in connection with the Business Combination (see note 3), net of costs incurred by RACA and direct and incremental costs paid	—	264,882,682
Net cash provided by financing activities	116,902,265	281,770,182

Net (decrease) increase in cash and cash equivalents	(113,032,865)	242,278,969
Cash and cash equivalents, beginning of period	238,815,991	10,546,749
Cash and cash equivalents, end of period	125,783,126	252,825,718

Supplemental disclosure of cash flow information:
Cash paid for income taxes	(411,424)	(68,785)
Cash paid for interest on mortgage payable	—	(92,338)
Non-cash investment activities:
Purchase of property, plant and equipment recorded in accounts payable and accrued liabilities	1,142,278	1,784,466
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1. Nature of business
Formation and organization
POINT Biopharma Global Inc., together with its consolidated subsidiaries (the “Company”), is a globally focused radiopharmaceutical company building a platform for the clinical development and commercialization of radioligands that fight cancer. On September 18, 2019, POINT Theranostics Inc. was incorporated under the General Corporation Law of the State of Delaware (the "DGCL") and amended its name to “POINT Biopharma Inc.” on November 22, 2019. On June 30, 2021, following the Business Combination (as defined in Note 3 below), POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. Under the terms of the Business Combination Agreement (as defined in Note 3 below), stockholders of POINT Biopharma Inc. received approximately 3.59 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) in exchange for each common share of POINT Biopharma Inc. Also in connection with the closing of the Business Combination, RACA (as defined in Note 3 below) consummated the sale of an aggregate of 16,500,000 shares of Class A common stock, par value $0.0001 per share, of RACA (“Class A Common Stock”) in a private placement at a price of $10.00 per share, for aggregate gross proceeds of $165.0 million (“PIPE Financing”). In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination, each share of Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of RACA (“Class B Common Stock”) was converted into one share of Common Stock of the Company. For additional information on the Business Combination, please see Note 3.
The Company was founded on a mission to make radioligand therapy applicable to more cancers and available to more people, thereby improving the lives of cancer patients and their families everywhere.
The Company has four wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma USA Inc. and West 78th Street, LLC, each located in the USA, and POINT Biopharma Corp., located in Canada (collectively the "Subsidiaries"). The Company’s headquarters is located at 4850 West 78th Street, Indianapolis, Indiana, 46268.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and include the accounts of the Company and Subsidiaries, for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Except as described below, the accounting policies and methods of computation applied in the unaudited interim condensed consolidated financial statements and related notes contained therein are consistent with those applied by the Company in its audited consolidated financial statements as of and for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the “2021 Financial Statements”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2021 Financial Statements.
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
Impact of COVID-19 Pandemic and other geopolitical events
The COVID-19 coronavirus ("COVID-19") pandemic, which was declared by the World Health Organization as a pandemic in March 2020 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. COVID-19 continues to have an impact on the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from-home policies, mandatory vaccination, daily check-ins, masking and weekly testing for certain employees. The impact of the virus, including work-from-home policies, may negatively impact productivity, disrupt the Company’s business, and delay its preclinical research and clinical trial activities and its development program timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course. Specifically, the Company may not be able to enroll additional patient cohorts on its planned timeline due to disruptions at its clinical trial sites. Other impacts to the Company’s business may include temporary closures of its suppliers and disruptions or restrictions on its employees’ ability to travel. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s preclinical research and clinical trial activities, financial condition and results of operations, including its ability to obtain financing. Further, general macroeconomic trends, including rising inflation rates, sustained supply chain disruptions, and any resulting recession, depression or other sustained adverse market event could materially and adversely affect our business, financial condition, results of operations and the value of our Common Stock.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military fighting between Russia and Ukraine, terrorism or other or macroeconomic geopolitical events. The U.S. and other nations in response to the Russo-Ukrainian conflict have announced economic sanctions which may have an adverse effect on the global financial markets. The Company's SPLASH trial has vendor staff in Ukraine, and any political instability in the region may disrupt resourcing assigned to the trial and negatively impact our business.

The Company is monitoring the continuing impact of the COVID-19 pandemic and the potential impact of the Russo-Ukrainian conflict and other macroeconomic events on its business and consolidated financial statements. To date, the Company has not experienced any material business disruptions or incurred any impairment losses in the carrying values of its assets as a result of these events and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these unaudited interim condensed consolidated financial statements.

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
In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination:
(i)each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the Closing Date was converted into shares of Common Stock of the Company or comparable vested equity awards that are exercisable for shares of Common Stock of the Company, based on an implied vested equity value of $585.0 million (which is equal to a conversion ratio of approximately 3.59-for-1); and
(ii)all unvested equity awards of POINT Biopharma Inc. were converted into comparable equity awards that are exercisable for shares of Common Stock of the Company, determined based on the same conversion ratio at which the vested equity awards are converted into shares of Common Stock of the Company; and
(iii)each share of RACA Class A Common Stock and each share of RACA Class B Common Stock that was issued and outstanding immediately prior to the Closing Date became one share of Common Stock of the Company.
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
In connection with the Business Combination, the Company incurred underwriting fees and other costs considered to be direct or incremental to the proceeds raised in connection with the Business Combination and PIPE Financing totaling approximately $21.9 million, consisting of costs incurred by RACA prior to the completion of the Business Combination as well as investment banker, legal, audit, tax, accounting and listing fees. These amounts are reflected within additional paid-in capital in the interim condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
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

Summary of shares of Common Stock issued
The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
RACA Class A and Class B shares outstanding prior to the Business Combination	16,039,769
Class A shares issued pursuant to the PIPE Financing	16,500,000
Business Combination and PIPE Financing shares as converted into Common Stock	32,539,769
Conversion of POINT Biopharma Inc. common shares into Common Stock	57,582,025
Total shares of POINT Biopharma Global Inc. Common Stock outstanding immediately following the Business Combination	90,121,794
4. Cash, cash equivalents and investments
Cash, cash equivalents and investments consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Cash	$5,571,190	$238,815,991
Cash equivalents:
Money market funds	120,211,936	—
Total cash and cash equivalents	125,783,126	238,815,991
Short-term investments
Commercial paper	54,570,816	—
Corporate bonds	49,216,990	—
U.S. Government agency debt securities	42,026,016	—
Asset backed securities	19,921,689	—
Total short-term investments	165,735,511	—
Total cash, cash equivalents and investments	$291,518,637	$238,815,991
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security as at September 30, 2022 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-current
Commercial paper	$54,570,816	$—	$—	$54,570,816	$54,570,816	$—
Corporate bonds	49,493,760	6,300	$(283,070)	49,216,990	49,216,990	—
U.S. Government agency debt securities	42,204,488	—	$(178,472)	42,026,016	42,026,016	—
Asset backed securities	20,075,145	—	$(153,456)	19,921,689	19,921,689	—
Total available-for-sale securities	$166,344,209	$6,300	$(614,998)	$165,735,511	$165,735,511	$—

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2022:

	Amortized Cost	Fair Value
Due within one year	$166,344,209	$165,735,511
Due between one and five years	—	—
Total	$166,344,209	$165,735,511

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

During the three and nine months ended September 30, 2022, we had $nil and $nil realized gains or losses, respectively, on available-for-sale investments.
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

The following tables present information about the Company’s financial assets and liabilities as of September 30, 2022 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Cash equivalents:
Money market mutual fund	$120,211,936	$—	$—	$120,211,936
Available-for-sale debt securities:
Commercial paper	—	54,570,816	—	$54,570,816
Corporate bonds	—	49,216,990	—	$49,216,990
U.S. Government agency debt securities	42,026,016	—	—	$42,026,016
Asset backed securities	—	19,921,689	—	$19,921,689
Total	$162,237,952	$123,709,495	$—	$285,947,447

Certain of our available-for-sale debt securities, including U.S. Government agency debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2022.

There have been no transfers of assets or liabilities between the fair value measurement levels.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	$	$
Clinical trial expenses	2,418,057	1,973,609
Insurance	1,823,595	2,175,379
Canadian harmonized sales tax receivable	169,610	72,666
Deposit on production equipment	79,969	703,461
Other	220,748	105,450
Total	4,711,979	5,030,565
7. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	$	$
Land and building	18,098,025	—
Property, plant and equipment, in development	7,292,900	16,561,032
Machinery and equipment	4,282,756	2,132,768
Furniture and fixtures	614,653	590,545
Computer equipment	149,891	127,741
	30,438,225	19,412,086
Less: Accumulated depreciation	(980,995)	—
Total	29,457,230	19,412,086

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

Asset Category	Estimated Useful Life
Computer equipment	5 years
Machinery and equipment	7 years
Furniture and fixtures	7 years
Building	20 years

8. Accrued expenses
Accrued liabilities consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	$	$
Accrued research and development costs	7,979,788	1,142,056
Accrued personnel costs	3,749,454	3,440,558
Accrued costs for purchases of property, plant and equipment	778,876	648,196
Accrued corporate legal fees and other professional services	362,352	654,945
Other accrued costs	177,175	104,761
Total	13,047,645	5,990,516
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
For the three and nine months ended September 30, 2021, the Company recorded $8,590 and $63,195, respectively, of interest costs which were capitalized within property, in development, and recorded amortization of debt issuance costs of $6,178 and $11,840, respectively, through finance costs.
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
During the three months ended September 30, 2022, the Company (a) issued 13,900,000 shares of Common Stock in connection with an underwritten public share offering at the price of $9.00 per share pursuant to a registration statement on Form S-3 previously filed and declared effective by the Securities and Exchange Commission, resulting in total gross proceeds of $125.1 million (excluding approximately $8.2 million of issuance costs) and (b) issued 30,000 shares of Common Stock in connection with the exercise of stock options granted to a non-employee consultant, resulting in total cash proceeds of $41,700. During the nine months ended September 30, 2022, the Company issued 13,933,168 shares of Common Stock, including the 13,930,000 shares of Common Stock discussed above. The Company issued 3,168 shares of Common Stock in connection with the exercise of stock options issued to non-employee consultants, resulting in total cash proceeds of $4,403.

During the three months ended September 30, 2021, there were no issuances of Common Stock. During the nine months ended September 30, 2021, the Company (a) issued 32,539,769 shares of Common Stock in connection with the Business Combination and PIPE Financing (see Note 3), resulting in total cash proceeds of $264.9 million and (b) issued 800,000 shares of common stock of POINT Biopharma Inc. (exchanged for 2,869,799 shares of Common Stock) in connection with the exercise of warrants and 18,000 shares of common stock of POINT Biopharma Inc. (exchanged for 64,570 shares of Common Stock) in connection with the exercise of stock options issued to a non-employee consultant, resulting in total cash proceeds of $20.5 million.
As of September 30, 2022, the number of total issued and outstanding shares of Common Stock was 104,054,962 (December 31, 2021 – 90,121,794). As of September 30, 2022, there were no issued and outstanding shares of Preferred Stock (December 31, 2021 — nil).

Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. During the nine months ended September 30, 2022, no cash dividends were declared or paid by the Company (September 30, 2021 — $nil).
The Company’s board of directors has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. During the nine months ended September 30, 2022, no shares of Preferred Stock were issued by the Company (September 30, 2021 — nil).
11. Stock-based compensation
In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, in connection with the Business Combination, the Company’s board of directors adopted the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. Upon the closing of the Business Combination, the Company assumed the outstanding equity awards under the 2020 EIP and each outstanding option to acquire common shares of POINT Biopharma Inc. (whether vested or unvested) under the 2020 EIP was substituted with a substantially equivalent option to acquire shares of Common Stock of the Company based on the conversion ratio for the POINT Biopharma Inc. common shares in the Business Combination and remained outstanding under the 2020 EIP. No further grants may be made under the 2020 EIP. The 2021 EIP provides that the number of shares reserved and available for issuance under the 2021 EIP will automatically increase each January 1, beginning on January 1, 2022, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's board of directors. As of January 1, 2022, the number of shares of Common Stock available under the 2021 EIP increased by 3,604,871 for a total of 7,976,452 shares of Common Stock authorized for issuance under the 2021 EIP as of September 30, 2022.

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
The Company recorded $476,481 and $1,220,426 to research and development expense and $602,575 and $1,326,643 to general and administrative expenses for stock-based compensation for the three and nine months ended September 30, 2022, respectively (September 30, 2021 — $222,135 and $1,650,804 to research and development expense and $125,982 and $281,015 to general and administrative expenses for the three and nine months ended, respectively). The Company did not recognize a tax benefit related to stock-based compensation expense during the three and nine months ended September 30, 2022, as the Company had net operating losses carryforwards and recorded a valuation allowance against the deferred tax asset.
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

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2021	3,825,751	4.78
Granted	1,948,614	8.01
Exercised	(33,168)	1.39
Forfeited	(49,255)	7.71
Outstanding as of September 30, 2022	5,691,942	5.88	4.8
Vested and expected to vest as of September 30, 2022	5,691,942	5.88	4.8
Options exercisable as of September 30, 2022	1,767,003	4.55	4.7
During the three months ended September 30, 2022, there were no stock options granted. During the nine months ended September 30, 2022, 1,948,614 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.59. The vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest ratably over the remaining three years. On June 6, 2022, the terms of 128,070 stock options granted to directors of the Company were amended to reduce the vesting period to one year. This amendment was accounted for as a modification and there was no material impact to stock-based compensation recorded.

During the three months ended September 30, 2021, 1,004,959 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.70. The vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest ratably over the remaining three years. During the nine months ended September 30, 2021, 1,363,683 stock options were granted, including the 1,004,959 stock options discussed above as well as 358,724 stock options granted to a non-employee consultant of the Company, with a weighted average grant date fair value of $3.89. The vesting terms of the grant to the non-employee consultant were such that 25% of the options vested immediately upon grant, 10% of the options were initially to vest in a year following the grant and the remaining options were initially to vest based on certain performance milestones. Upon completion of the Business Combination, the remaining 269,043 unvested stock options immediately vested and all remaining unrecognized stock-based compensation expense associated with these stock options was recorded.

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Risk-free interest rate	—	0.664%	1.24% - 3.13%	0.664% - 0.716%
Expected term (in years)	—	4.25	4.25	4.25 - 5.38
Expected volatility	—	73%	72% - 75%	65% - 73%
Expected dividend yield	—	—	—%	—%
During the three and nine months ended September 30, 2022, non-employee consultants of the Company exercised 30,000 and 33,168 stock options with intrinsic values of $238,300 and $257,601, respectively. The exercises resulted in cash proceeds to the Company of $41,700 and $46,103, respectively.
As of September 30, 2022, the unrecognized stock-based compensation expense related to unvested stock options, was $11,879,466 and the estimated weighted average remaining vesting period was 2.3 years.
12. Commitments and contingencies
Indianapolis facility commitments
The Company is party to certain agreements for the continuing expansion of the manufacturing capabilities of the Indianapolis facility. Effective in the second quarter of 2022, the Company entered into an agreement for the design and build of a commercial manufacturing line. As of September 30, 2022, the Company is committed to aggregate future payments of approximately $15.2 million in connection with these agreements. During the three and nine months ended September 30, 2022, approximately $3.7 million and $7.7 million, respectively, has been recorded within property, plant and equipment in connection with these agreements.

Clinical trial and commercial commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimal purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements include individual commitments up to $1.8 million. Aggregate remaining minimum commitments amount to approximately $4.0 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with its supply agreements of approximately $3.8 million and $8.1 million during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 – $1.1 million and $2.4 million, respectively).
The Company also has supply agreements with third parties to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $108.3 million ($147.9 million CAD) over the contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party suppliers. The Company recorded $nil and $nil in connection with this agreement during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 - $nil and $nil, respectively).
The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $31.9 million with payments that range from one to six years. The Company recorded research and development expenses in connection with this agreement of approximately $6.5 million and $15.4 million during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 – $3.9 million and $6.9 million, respectively).
License agreements
The Company in the normal course of business enters into license and sublicense agreements in connection with its clinical trials and product development. For additional details of the Company’s license agreements, see Note 13 in the 2021 Financial Statements.
On May 6, 2022, POINT Biopharma Inc. entered into a fourth amendment (the “Fourth Amendment”) to that certain Exclusive Sublicense Agreement, dated April 2, 2020, between POINT Biopharma Inc. and Bach Biosciences, LLC, (“Bach Biosciences”). Pursuant to the Fourth Amendment, the Company and Bach Biosciences agreed to remove all regulatory and sales milestones which would have been payable from the Company to Bach Biosciences, as well as to reduce the royalty rate payable by Company to Bach Biosciences by fifty percent (one-half). In signing the Fourth Amendment, the Company agreed to pay a one-time amendment fee to Bach Biosciences of $2.0 million, and to extend the duration of the Company’s sponsored research relationship relating to the generation of new FAPi-targeting drugs with Bach Biosciences and Tufts Medical School by an additional two (2) years at the current sponsorship rate.
The Company recorded research and development expenses in connection to its license agreements of approximately $0.8 million and $5.3 million during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021 – $4.0 million and $4.9 million, respectively).
On November 8, 2022, POINT entered into a first amendment (the “First Amendment”) to the Exclusive License and Commercialization Agreement (the “CanProbe Agreement”), dated December 16, 2020 between POINT; the Canadian Molecular Probe Consortium; the Centre for Probe Development and Commercialization; and The University Health Network, collectively the (“Parties”) pursuant to which certain amendments have been made to the Company's royalty obligations. Refer to note 16 for additional details.
On November 11, 2022, POINT entered into two License and Collaboration Agreements with affiliates of Lantheus Holdings, Inc. (NASDAQ:LNTH) ("Lantheus") pursuant to which Lantheus was granted exclusive world-wide licenses (excluding certain countries in Asia) to commercialize the Company's PNT2002 and PNT2003 late-stage product radiopharmaceutical therapies (such agreements, respectively, the “PNT2002 Agreement” and the “PNT2003 Agreement”). Refer to note 16 for additional details.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net loss attributable to common stockholders	$24,013,069	$17,116,632	$64,973,890	$31,705,711
Weighted-average common shares outstanding-basic and diluted	92,401,484	90,121,794	90,891,031	68,317,492
Net loss per share attributable to common stockholders-basic and diluted	$0.26	$0.19	$0.71	$0.46
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
14. Income Taxes
The Company has operations in both the United States and Canada, as such it is subject to tax in both countries. The income tax expense for the three months ended September 30, 2022 and September 30, 2021 was $180,500 and $81,044 respectively, and the income tax expense for the nine months ended September 30, 2022 and September 30, 2021 was $452,021 and $245,251 respectively, each primarily in respect of current taxes in Canada. As of September 30, 2022, the Company had no uncertain tax positions (December 31, 2021 — $nil).
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses incurred in 2020 and 2021, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company analyzed the provisions of the CARES Act and determined there was no impact to its income tax provision for the three and nine months ended September 30, 2022 and 2021.
15. Related party transactions
The Company recognized expenses in connection with related party transactions in the unaudited condensed consolidated statements of operations as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
	$	$	$	$
Consulting fees on business activities to Board member	90,040	143,668	259,132	227,546
Reimbursement to Board member for occupancy costs	17,395	18,285	53,071	55,104
Total	107,435	161,953	312,203	282,650

Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the three and nine-month periods ended September 30, 2022 and 2021, the Company received consulting services for research and development from a Board member. As of September 30, 2022, $56,532 is recorded within accrued liabilities in relation to this consulting arrangement.
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC Topic 842, Leases to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.
16. Subsequent events
Option exercise

On October 3, 2022, POINT issued an additional 1,589,779 shares of Common Stock at a public offering price of $9.00 per share for net proceeds to the Company of approximately $13.4 million. The additional shares were issued as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement in the underwritten public share offering in September 2022 as disclosed in Note 10 above.

License agreements

On November 8, 2022, POINT entered into the First Amendment to the CanProbe Agreement. Pursuant to the First Amendment, the Parties agreed to amend POINT’s royalty obligation under the CanProbe Agreement from a direct percentage of Net Sales by Sublicensee (each as defined in the CanProbe Agreement) to now including royalty payments received by POINT from Sublicensees as part of its very low double digit sublicense income sharing obligation on all payments received from Sublicensees, subject to a minimum of a low single digit royalty based on Net Sales of the Sublicensee. In addition, the definition of products for which royalties would be owed by POINT or for which sublicense income would be shared by POINT was amended to include all Lutetium-177 Octreotate products.

On November 11, 2022, POINT entered into the PNT2002 Agreement and the PNT2003 Agreement (collectively the "Agreements") with affiliates of Lantheus pursuant to which Lantheus was granted exclusive world-wide licenses (excluding certain countries in Asia) to commercialize the Company's PNT2002 and PNT2003 late-stage product radiopharmaceutical therapies. The closings of the Agreements are conditional upon, among other things, Hart-Scott-Rodino antitrust clearance and customary closing conditions which are expected to be satisfied in the first half of 2023.

In connection with the PNT2002 Agreement, and subject to the closing conditions noted above, POINT will receive an up-front payment of $250 million and a regulatory milestone payment upon FDA approval of up to $250 million. POINT will also receive up to an additional $530 million on various Lantheus annual net sales milestones up to $600 million, plus up to an additional $750 million in payments on various Lantheus annual net sales in excess of $600 million. Once certain financial thresholds have been achieved, POINT will receive a royalty rate of 20 percent on all net sales. In the event Lantheus sub-licenses the product outside the U.S., POINT will be entitled to 40 percent of all sublicense income (i.e., up-front, milestone and royalty payments) received by Lantheus.

In addition, POINT will also be entitled to milestone payments upon European Union (“EU”), Middle East and Africa approval of $25 million for the EU, $4 million for the Middle East and $2 million for any African country.

POINT will be responsible for completing the SPLASH trial and the parties will work together to file the New Drug Application (“NDA”) with the costs incurred in connection with the U.S. Food and Drug Administration ("FDA") submission being borne by Lantheus. Thereafter, Lantheus will be responsible for all additional clinical and regulatory costs in the U.S., as well as all costs for development, clinical trials and regulatory approval in the rest of its territories outside the U.S., except Asia.

In connection with the PNT2003 Agreement, and subject to customary closing conditions, the Company will receive an up-front payment of $10 million, a regulatory milestone payment upon FDA approval of up to $30 million, net sales milestone payments of up to $275 million on various Lantheus annual net sales milestones, and a royalty rate of 15 percent of net sales. In the event Lantheus sub-licenses the product outside the U.S., POINT will be entitled to 40 percent of all sublicense income (i.e., up-front, milestone and royalty payments) received by Lantheus. Any costs incurred in connection with the FDA submission and development costs will be the responsibility of Lantheus. For any sublicensing of PNT2003, POINT is obligated to pay the original sublicensor of PNT2003 a low double digit percent royalty fee on any upfront and milestone payments and a low-single digit percent royalty fee based on such sub-licensing royalties.

In addition, POINT will also be entitled to milestone payments upon EU, Middle East and Africa approval of $2.5 million for the EU, $1 million for the Middle East and $1 million for any African country.

POINT and Lantheus also expect to enter into a Manufacture and Supply Agreement pursuant to which the Company will manufacture the PNT2002 and PNT2003 licensed products.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022 and 2021 (the “Q3 2022 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2021 and 2020 (the “2021 Financial Statements”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 25, 2022 (the "2021 Form 10-K"). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
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

Our predecessor was incorporated on September 18, 2019 as POINT Theranostics Inc. under the DGCL and subsequently amended its name to “POINT Biopharma Inc.” on November 22, 2019. Subsequent to the Business Combination, POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. (together with its consolidated subsidiaries, “POINT” or the “Company”) on June 30, 2021.

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
In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Business Combination, (i) each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the effective time was exchanged for shares of the Common Stock of POINT or comparable vested equity awards that are exercisable for shares of Common Stock, as applicable, based on an implied POINT Biopharma Inc. vested equity value of $585.0 million (which results in a conversion ratio of approximately 3.59:1); (ii) all unvested equity awards of

POINT Biopharma Inc. were exchanged for comparable unvested equity awards that are exercisable for shares of Common Stock, determined based on the same exchange ratio at which the vested equity awards were exchanged for shares of Common Stock; and (iii) each share of Class A Common Stock of RACA and each share of Class B common stock, par value $0.0001 per share, of RACA that was issued and outstanding immediately prior to the effective time became one share of Common Stock following the consummation of the Business Combination.
In addition, concurrently with the execution of the Business Combination Agreement, on March 15, 2021, RACA entered into Subscription Agreements with certain investors (the "PIPE Investors"), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and RACA agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $165.0 million (the "PIPE Financing"). The PIPE Financing was consummated concurrently with the closing of the Business Combination. We received net proceeds of approximately $260.0 million consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. Transaction costs of approximately $27.0 million consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.
Recent Developments
License agreements
On November 11, 2022, POINT entered into two License and Collaboration Agreements with affiliates of Lantheus Holdings, Inc. (NASDAQ:LNTH) ("Lantheus") pursuant to which Lantheus was granted exclusive world-wide licenses (excluding certain countries in Asia) to commercialize the Company's PNT2002 and PNT2003 late-stage product radiopharmaceutical therapies (such agreements, respectively, the “PNT2002 Agreement” and the “PNT2003 Agreement” and collectively, the “Agreements”). The closings of the Agreements are conditional upon, among other things, Hart-Scott-Rodino antitrust clearance and customary closing conditions which are expected to be satisfied in the first half of 2023.

In connection with the PNT2002 Agreement, and subject to the closing conditions noted above, POINT will receive an up-front payment of $250 million and a regulatory milestone payment upon FDA approval of up to $250 million. POINT will also receive up to an additional $530 million on various Lantheus annual net sales milestones up to $600 million, plus up to an additional $750 million in payments on various Lantheus annual net sales in excess of $600 million. Once certain financial thresholds have been achieved, POINT will receive a royalty rate of 20 percent on all net sales. In the event Lantheus sub-licenses the product outside the U.S., POINT will be entitled to 40 percent of all sublicense income (i.e., up-front, milestone and royalty payments) received by Lantheus.

In addition, POINT will also be entitled to milestone payments upon European Union (“EU”), Middle East and Africa approval of $25 million for the EU, $4 million for the Middle East and $2 million for any African country.

POINT will be responsible for completing the SPLASH trial and the parties will work together to file the New Drug Application (“NDA”) with the costs incurred in connection with the U.S. Food and Drug Administration ("FDA") submission being borne by Lantheus. Thereafter, Lantheus will be responsible for all additional clinical and regulatory costs in the U.S., as well as all costs for development, clinical trials and regulatory approval in the rest of its territories outside the U.S., except Asia.

In connection with the PNT2003 Agreement, and subject to customary closing conditions, the Company will receive an up-front payment of $10 million, a regulatory milestone payment upon FDA approval of up to $30 million, net sales milestone payments of up to $275 million on various Lantheus annual net sales milestones, and a royalty rate of 15 percent of net sales. In the event Lantheus sub-licenses the product outside the U.S., POINT will be entitled to 40 percent of all sublicense income (i.e., up-front, milestone and royalty payments) received by Lantheus. Any costs incurred in connection with the FDA submission and development costs will be the responsibility of Lantheus. For any sublicensing of PNT2003, POINT is obligated to pay the original sublicensor of PNT2003 a low double digit percent royalty fee on any upfront and milestone payments and a low-single digit percent royalty fee based on such sub-licensing royalties.

In addition, POINT will also be entitled to milestone payments upon EU, Middle East and Africa approval of $2.5 million for the EU, $1 million for the Middle East and $1 million for any African country.

POINT and Lantheus also expect to enter into a Manufacture and Supply Agreement pursuant to which the Company will manufacture the PNT2002 and PNT2003 licensed products.

PNT2002: 177Lu-based PSMA-targeted radiopharmaceutical

In September 2022, the Company published a poster at ESMO Congress 2022 containing efficacy and safety data from the 27-patient safety and dosimetry lead-in cohort for the Company’s phase 3 SPLASH trial (NCT04647526) evaluating PNT2002 for the treatment of metastatic castration-resistant prostate cancer (mCRPC). The poster was titled “Efficacy and Safety of 177Lu-PNT2002 prostate-specific membrane antigen (PSMA) Therapy in Metastatic Castration Resistant Prostate Cancer (mCRPC): Initial Results from SPLASH” (e-Poster #1400P). Key findings include a median rPFS time of 11.5 months, along with a well-tolerated safety profile with no treatment-related deaths and few treatment-related adverse events of grade 3 or higher.

The SPLASH trial is currently enrolling patients across 55 sites in North America, Europe, and United Kingdom, and recruitment is expected to be completed by the end of the calendar year. The Company continues to expect to report top line data from SPLASH in mid-2023.

PNT2004: fibroblast activation protein-alpha (FAP-alpha) inhibitor

The phase 1 FRONTIER trial (NCT05432193) for the Company’s pan-cancer fibroblast activation protein-α (FAP-α) targeted program, PNT2004, commenced in July 2022. FRONTIER is evaluating PNT6555 (the lead candidate of PNT2004) in approximately 30 patients in five FAP-avid cancer indications: colorectal, pancreatic, esophageal, melanoma, and soft tissue sarcomas. A gallium-68 (68Ga)-based PNT6555 molecular imaging agent is being used to select patients for the study, those selected then receive a no-carrier-added (n.c.a.) lutetium-177 (177Lu)-based PNT6555 therapeutic agent.

The primary objective of the study is to determine the recommended phase 2 dose (RP2D), as guided by a modified toxicity probability interval-2 design. Phase 1 data from FRONTIER is expected in H1 2024.

PNT2001: 225Ac-labelled next-generation PSMA-targeted radiopharmaceutical

In October 2022, POINT published promising new pre-clinical data from the Company’s next-generation radioligand therapy (RLT) program for prostate cancer, PNT2001. The new PNT2001 data were shared in E-poster #039, “Development and characterization of a next-generation 225Ac-PMSA radioligand,” at the 35th Annual Congress of the European Association of Nuclear Medicine (EANM) in Barcelona, Spain. The Company is targeting an IND/CTA submission for PNT2001 in H1 2023, with the first patient expected for a phase 1 clinical trial by EOY 2023.

Corporate Updates

In September 2022, the Company closed a previously announced underwritten public offering of 13,900,000 shares of Common Stock at a public offering price of $9.00 per share. Subsequent to closing, the underwriter exercised its option to purchase an additional 1,589,779 shares. The gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $140 million.

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
On September 16, 2022, we issued 13,900,000 shares of Common Stock in connection with a public share offering at the price of $9.00 per share, resulting in net proceeds of approximately $117.3 million (excluding $0.4 million of issuance costs incurred in connection with filing the S-3, as defined below) and on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock at a public offering price of $9.00 per share for net proceeds to the Company of approximately $13.4 million as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement.

We believe that our available resources and existing cash and investments, which include the net proceeds from the Business Combination, PIPE Financing and recent issuance of Common Stock, are sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024.
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
COVID-19 Pandemic and other geopolitical events
The COVID-19 pandemic, which was declared by the World Health Organization as a pandemic in March 2020 and has since spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. COVID-19 continues to have an impact on the global economy as well as businesses and capital markets around the world. The future progression of the pandemic and its effects on our business and operations are uncertain.
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
Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military fighting between Russia and Ukraine, terrorism or other geopolitical events. The U.S. and other nations in response to the Russo-Ukrainian conflict have announced economic sanctions which may have an adverse effect on the global financial markets. Further, general macroeconomic trends, including rising inflation rates, sustained supply chain disruptions, and any resulting recession, depression or other sustained adverse market event could materially and adversely affect our business, financial condition, results of operations and the value of our Common Stock.

We are monitoring the continuing impact of the COVID-19 pandemic and the potential impact of the Russo-Ukrainian conflict and other macroeconomic events on our business and consolidated financial statements. To date, we have not experienced any material business disruptions or incurred any impairment losses in the carrying values of our assets as a result of these events and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the Q3 2022 Financial Statements.
Components of Operating Results
See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Components of Operating Results” in our 2021 Form 10-K, for a discussion of the nature of our operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Operating expenses:
Research and development	20,797,406	13,004,649	7,792,757	59.9%
General and administrative	3,839,626	4,026,666	(187,040)	(4.6)%
Total operating expenses	24,637,032	17,031,315	7,605,717	44.7%
Loss from operations	(24,637,032)	(17,031,315)	(7,605,717)	44.7%
Other income (expenses):
Finance income (costs)	1,048,254	(6,178)	1,054,432	(17,067.5)%
Foreign currency loss (gain)	(243,791)	1,905	(245,696)	(12,897.4)%
Total other income (expenses)	804,463	(4,273)	808,736	(18,926.7)%
Loss before provision for income taxes	(23,832,569)	(17,035,588)	(6,796,981)	39.9%
Provision for income taxes	(180,500)	(81,044)	(99,456)	122.7%
Net loss	(24,013,069)	(17,116,632)	(6,896,437)	40.3%

Research and Development
The following table summarizes the components of research and development expense for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	9,956,461	4,399,327	5,557,134	126.3%
Salaries and benefits	5,033,778	2,135,742	2,898,036	135.7%
Contract manufacturing	3,579,255	2,400,794	1,178,461	49.1%
Depreciation and overhead	1,364,368	—	1,364,368	100.0%
Sponsored research & product licenses	750,000	3,950,000	(3,200,000)	(81.0)%
Regulatory consulting	113,544	118,786	(5,242)	(4.4)%
Total	20,797,406	13,004,649	7,792,757	59.9%

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, the increase in research and development expense was primarily due to increases in (a) costs incurred in clinical trials and contract manufacturing as we continue to increase the scale of our trials and operations, (b) personnel costs as the Company continues to expand its research and development headcount, most notably in our Indianapolis manufacturing facility and (c) depreciation and overhead related to our manufacturing facility. This was partially offset by decreased costs associated with our licensing agreements and related sponsored research in connection with our product candidates both preclinical and clinical, which required up-front payments in the prior year period. Although the Company does not currently track its research and development expenditures by product, it intends to begin tracking such expenditures by product in the near future.

General and administrative
General and administrative expenses were relatively flat for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, as the Company incurred certain increased legal, consulting and professional fees in the prior year period in connection with the having become a publicly traded company.
Other Income (Expenses)
For the three months ended September 30, 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments, partially offset by (b) a foreign exchange loss primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. For the three months ended September 30, 2021, other expenses mainly consisted of accretion expense related to the amortization of capitalized transaction costs in connection with our previous mortgage payable which was partially offset by a foreign exchange gain associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary.
Income Tax Expense
For the three months ended September 30, 2022 and 2021, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.

Results of Operations
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Operating expenses:
Research and development	54,112,136	23,974,809	30,137,327	125.7%
General and administrative	11,727,969	7,440,910	4,287,059	57.6%
Total operating expenses	65,840,105	31,415,719	34,424,386	109.6%
Loss from operations	(65,840,105)	(31,415,719)	(34,424,386)	109.6%
Other income (expenses):
Finance income (costs)	1,605,927	(11,840)	1,617,767	(13,663.6)%
Foreign currency loss	(287,691)	(32,901)	(254,790)	774.4%
Total other income (expenses)	1,318,236	(44,741)	1,362,977	(3,046.4)%
Loss before provision for income taxes	(64,521,869)	(31,460,460)	(33,061,409)	105.1%
Provision for income taxes	(452,021)	(245,251)	(206,770)	84.3%
Net loss	(64,973,890)	(31,705,711)	(33,268,179)	104.9%
Research and Development
The following table summarizes the components of research and development expense for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	22,972,208	8,613,078	14,359,130	166.7%
Salaries and benefits	13,085,024	4,722,395	8,362,629	177.1%
Contract manufacturing	9,662,996	3,934,564	5,728,432	145.6%
Sponsored research & product licenses	5,305,325	6,333,269	(1,027,944)	(16.2)%
Depreciation and overhead	2,847,830	—	2,847,830	100.0%
Regulatory consulting	238,753	371,503	(132,750)	(35.7)%
Total	54,112,136	23,974,809	30,137,327	125.7%

For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, the increase in research and development expense was due to the same or substantially the same reasons as discussed in connection with the three month results of operations above. Although the Company does not currently track its research and development expenditures by product, it intends to begin tracking such expenditures by product in the near future.

General and administrative
For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, the increase in general and administrative expenses was primarily due to increased (a) personnel costs as the Company continues to expand its finance, information technology, human resources and other administrative headcount, and (b) insurance, legal, professional and consulting services, each in support of the growth in scale of the operations of the Company.

Other Income (Expenses)
For the nine months ended September 30, 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments, partially offset by (b) a foreign exchange loss primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. For the nine months ended September 30, 2021, other expenses mainly consisted of (i) a foreign exchange loss associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary, and (ii) accretion expense related to the amortization of capitalized transaction costs in connection with our previous mortgage payable.
Income Tax Expense
For the nine months ended September 30, 2022 and 2021, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
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
Net losses totaled $24.0 million and $17.1 million for the three months ended September 30, 2022 and 2021, respectively and $65.0 million and $31.7 million for the nine months ended September 30, 2022 and 2021, respectively.
On January 28, 2021, warrants for the purchase of common shares of POINT Biopharma Inc. were exercised resulting in net proceeds of $20.0 million. On June 30, 2021, we received net proceeds of approximately $260.0 million in connection with the Business Combination consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. On September 16, 2022, we issued 13,900,000 shares of Common Stock in connection with a public share offering at the price of $9.00 per share, resulting in net proceeds of approximately $117.3 million, excluding certain costs incurred in connection with the S-3. We intend to use the net proceeds from these transactions for general corporate purposes, funding of development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, licensing of additional product candidates and to support our working capital needs.
Future Funding Requirements
Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We may require additional capital to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
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
As of September 30, 2022, we had cash, cash equivalents and investments of approximately $291.5 million. We expect that our cash, cash equivalents and investments are sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based this estimate on current assumptions that may change or prove to be wrong, and we could utilize our available capital resources sooner than we expect.
On July 11, 2022 the SEC declared effective our shelf registration statement on Form S-3 (the “S-3”) that allows the Company to offer and sell to the public up to $400.0 million of our Common Stock, preferred stock, debt securities, warrants to purchase our Common Stock, preferred stock or debt securities, subscription rights to purchase our Common Stock, preferred stock or debt securities and/or units consisting of some or all of these securities, from time to time in one or more offerings. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Also covered under the S-3 as part of the $400.0 million total amount is an at-the-market offering (“ATM”) of up to $150.0 million of our Common Stock pursuant to a distribution agreement with Piper Sandler & Co. No shares of Common Stock were issued in connection with the ATM as at September 30, 2022. Pursuant to the S-3, on September 16, 2022 we issued 13,900,000 shares of Common Stock in connection with a public share offering at the price of $9.00 per share or $125.1 million, resulting in net proceeds of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3.

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

Working Capital
Working capital is defined as current assets less current liabilities.
The following table summarizes our total working capital and current assets and liabilities as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021	Change
(In U.S. dollars)	$	$	$	%
Current assets	296,230,616	243,846,556	52,384,060	21.5%
Current liabilities	16,608,014	7,979,964	8,628,050	108.1%
Total working capital	279,622,602	235,866,592	43,756,010	18.6%
The increase in working capital as of September 30, 2022, primarily reflects proceeds of approximately $116.9 million from the issuance of Common Stock net of approximately $8.2 million of transaction costs, which also includes certain costs incurred in connection with filing the S-3. This is partially offset by cash used for (a) operating expenses, including, personnel costs and research and development costs as we advance our clinical trials and continue to expand our pipeline, and (b) capital expenditures for equipment and machinery used in our manufacturing facility in Indiana.
Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021	Change
(In U.S. dollars)	$	$	$	%
Net cash flows used in operating activities	(53,397,277)	(33,171,100)	(20,226,177)	61.0%
Net cash flows used in investing activities	(176,537,853)	(6,320,113)	(170,217,740)	2,693.3%
Net cash flows provided by financing activities	116,902,265	281,770,182	(164,867,917)	(58.5)%
Net (decrease)/increase in cash and cash equivalents	(113,032,865)	242,278,969	(355,311,834)	(146.7)%
Cash flows used in operating activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash used in operating activities increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as we advance our clinical trials and continue to expand our pipeline, as described above.
Cash flows used in Investing Activities
For the nine months ended September 30, 2022 and 2021, cash used in investing activities reflected $176.5 million and $6.3 million, respectively. The increase in cash used in investing activities relates to (a) the Company's investment of its available cash resources into fixed income investments and (b) increased capital expenditures for purchases in connection with our Indianapolis manufacturing facility.
Cash flows provided by Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities totaled $116.9 million, which consisted of the net proceeds received (a) from the issuance of Common Stock as discussed above and (b) from the exercise of stock options issued to a non-employee consultant. For the nine months ended September 30, 2021, net cash provided by financing activities totaled $281.8 million, which consisted of the net proceeds received (a) in connection with the Business Combination and related PIPE Financing and (b) from the exercise of warrants and stock options, each as discussed above.

Contractual Obligations and Other Commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 12 to the Q3 2022 Financial Statements.
For additional information related to our license agreements, please also see Note 12 to the Q3 2022 Financial Statements and Notes 12 and 13 to the 2021 Financial Statements.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our Q3 2022 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC.
The preparation of the Q3 2022 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Q3 2022 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Form 10-K.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rate risk and foreign exchange risk. As of September 30, 2022, there were no material changes to our market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2022 and 2021.
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
As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2022 we continued to (i) adopt, improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (ii) we continued to work with third-party consultants to review the design of our systems of internal control over financial reporting and to recommend improvements. As part of this process, during the fiscal quarter ended September 30, 2022, we continued to refine our processes in respect of our new general ledger system to improve our internal control framework.
Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2021 Form 10-K except as amended and supplemented by the additional risk factor below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may be adversely affected by the effects of uncertainty in macroeconomic conditions such as rising inflation, supply chain disruptions and concerns regarding a potential global recession.

Our operations and performance depend on worldwide economic conditions. These conditions have been adversely impacted by continued global economic concerns over rising inflation rates, supply chain disruptions, a potential recession and other monetary and financial uncertainties. Rising inflation may adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022, and further interest rate increases are anticipated. These increases have led to concerns of a potential global recession. Any such events are likely to result in significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our Common Stock. Although we may take measures to mitigate these events, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the costs are incurred.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2022.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. – MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. – OTHER INFORMATION.
On November 8, 2022, we entered into a first amendment (the “First Amendment”) to the Exclusive License and Commercialization Agreement (the “CanProbe Agreement”), dated December 16, 2020 between POINT; the Canadian Molecular Probe Consortium; the Centre for Probe Development and Commercialization; and The University Health Network, collectively the (“Parties”). Pursuant to the First Amendment, the Parties agreed to amend POINT’s royalty obligation under the CanProbe Agreement from a direct percentage of Net Sales by Sublicensee to now including royalty payments received by POINT from Sublicensees as part of its very low double digit sublicense income sharing obligation on all payments received from Sublicensees, subject to a minimum of a low single digit royalty based on Net Sales of the Sublicensee. In addition, the definition of products for which royalties would be owed by POINT or for which sublicense income would be shared by POINT was amended to include all Lutetium-177 Octreotate products.

On November 11, 2022, we entered into two License and Collaboration Agreements with affiliates of Lantheus Holdings, Inc. (“Lantheus”), pursuant to which we granted Lantheus exclusive worldwide licenses (except for certain Asian territories) to commercialize the Company's PNT2002 and PNT2003 late-stage product radiopharmaceutical therapies (such agreements, respectively, the “PNT2002 Agreement” and the “PNT2003 Agreement” and collectively, the “Agreements”). The effectiveness of the transactions contemplated by the Agreements are conditioned upon, among other things, Hart-Scott-Rodino antitrust clearance and customary closing conditions which are expected to be satisfied in the first half of 2023.

In connection with the PNT2002 Agreement, and subject to the satisfaction of certain closing conditions contained therein, the Company will receive an upfront, one-time, nonrefundable and non-creditable fee of $250 million, and may be eligible to receive (i) a regulatory milestone payment upon FDA approval of up to $250 million,as well as additional ex-U.S. regulatory milestone payments of up to $31 million; (ii) up to $1.28 billion in potential total milestone payments based upon the achievement of specified net sales milestones; and (iii) a royalty rate of 20 percent on all net sales (once certain financial thresholds have been achieved), including a percentage of sublicensing revenues received by Lantheus.

In connection with the PNT2003 Agreement, and subject the satisfaction of certain closing conditions contained therein, the Company will receive an upfront, one-time, nonrefundable and non-creditable fee of $10 million, and may be eligible to receive (i) a regulatory milestone payment upon FDA approval of up to $30 million, as well as additional ex-U.S. regulatory milestone payments of up to $4.5 million; (ii) up to $275 million in potential total milestone payments based upon the achievement of specified net sales milestones; and (iii) royalties at a rate of 15 percent of net sales, including a percentage of sublicensing revenues received by Lantheus.

See Note 16 to our condensed financial statements, included elsewhere in this Report, for further detail regarding the First Amendment and the Agreements.

The foregoing description of the Agreements does not purport to be complete and is qualified in its entirety by reference to the PNT2002 Agreement and the PNT2003 Agreement, copies of which are filed as Exhibit 10.1 and Exhibit 10.2 hereto, respectively and are hereby incorporated into this report by reference.

ITEM 6. – EXHIBITS.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 1, 2021).
3.2	By-laws of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 1, 2021).
10.1*#	License and Collaboration Agreement (PNT-2002) dated November 11, 2022 between the Company and Lantheus Two, LLC
10.2*#	License and Collaboration Agreement (PNT-2003) dated November 11, 2022 between the Company and Lantheus Three, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
#    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BIOPHARMA GLOBAL INC.

Date: November 14, 2022

	By:	/s/Joe McCann.
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)