Form 10-K
period 2022-12-31
POINT Biopharma Global Inc.
filed 2023-03-27
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on the NASDAQ Global Select Market on June 30, 2022, was $504.0 million.
As of March 22, 2023, there were approximately 105,682,677 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III Items 10, 11, 12, 13 and 14 of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

References throughout this document to POINT or the Company include POINT Biopharma Global Inc., and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K (this "Form 10-K") has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to POINT Biopharma Global Inc. and its consolidated subsidiaries and not any other person.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions (including the negative of any of the foregoing) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements in this Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects. These forward-looking statements are made only as of the date of this Form 10-K. There can be no assurance that future developments affecting us will be those that we have anticipated. By their nature, forward-looking statements in this Form 10-K may or may not occur in the future. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of factors including, but not limited to, the following:

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
•the development and expansion of our own manufacturing facility in Indianapolis, Indiana and the ability of this facility to provide adequate production capacity to meet future clinical and commercial demands for our product candidates;
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
•our financial performance;
•the level of activity in the trading market for our common stock, par value $0.0001 per share ("Common Stock") and the volatility of the market price of our Common Stock;
•the effect of the COVID-19 coronavirus ("COVID-19") pandemic and Russo-Ukrainian conflict on the foregoing; and
• other factors detailed under the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and/or the Russo-Ukrainian conflict and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision. These risks are described more fully under the heading "Risk Factors" in Part I, Item 1A of this Form 10-K. These risks include, among others the following:

•Risks related to our financial condition and capital requirements, including, among others, that:
◦We have incurred significant losses for most of our operating history and may not be able to achieve or sustain revenues or profitability in the future.
◦We will require substantial additional financing, which may not be available on acceptable terms, or at all.
◦We may be exposed to risks related to the global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.
◦We may be exposed to financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates.
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
◦We may be unable to obtain a sufficient supply of radioisotopes to support clinical development or at a commercial scale.
◦We rely on third parties to conduct our clinical trials of 177Lu-PNT2002, 177Lu-PNT2003, and PNT2004 radioligands and plan to rely on third parties to conduct future clinical trials.
◦We may not be successful in our efforts to carry out our obligations under our collaborations for our manufacturing scale up; for instance, without limitation, failure to complete in a timely manner or at all our contractual obligations to Lantheus.
◦The collaboration and license agreements (the "Lantheus License Agreements") with Lantheus Holdings Inc. ("Lantheus") are important to our business. If Lantheus is unable to develop and commercialize 177Lu-PNT2002 or 177Lu-PNT2003, if we or Lantheus fail to adequately perform under the Lantheus License Agreements, or if we or Lantheus terminate the Lantheus License Agreements, our business would be adversely affected.

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

•Risks related to employee matters and managing growth, including, among others, that:
◦Our management’s focus and resources may be diverted from operational matters and other strategic opportunities as a result of the strategic collaboration and exclusive license agreements with Lantheus.
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

PART I
Item 1. Business
Overview

POINT Biopharma Global Inc. is a next-generation radioligand company. Our mission is to accelerate the discovery, development and global access to targeted radioligand therapies. In pursuit of this mission, we have built a platform for the clinical development and commercialization of next-generation radioligands. Our platform consists of a strong pipeline of potential first-in-class and best-in-class assets, internal research and development expertise, in-house manufacturing capabilities, and a secured supply for rare medical isotopes like actinium-225 ("225Ac") and lutetium-177 ("177Lu").

Our product pipeline consists of late-stage programs in prostate cancer (PNT2002) and neuroendocrine tumors (PNT2003), as well as an early-stage portfolio of next-generation programs (for example, PNT2001, PNT2004). Our late-stage programs are 177Lu-based radioligands. For our early-stage development programs, we plan to evaluate the utility of both 177Lu and 225Ac, as well as other isotopes that may be considered for use in radioligands.

Our management team brings decades of combined experience in targeted radioligand therapy clinical development and manufacturing. Our 100% company-owned radioligand manufacturing facility, located in Indianapolis, Indiana, is currently operational and supplying 177Lu-PNT2002 drug product for our phase 3 SPLASH trial. We have also assembled one of the radiopharmaceutical industry’s most redundant isotope supply chains, with in-house manufacturing of isotopes such as no-carrier-added ("n.c.a.") 177Lu expected to commence by the end of 2023.

With recent innovations in the production and purification of medical isotopes, radioligand development is progressing faster than ever before; we believe POINT is well-positioned to be a leader in this rapidly advancing field.

Strategic Collaboration with Lantheus Holdings Inc. (NASDAQ: LNTH)

In November 2022, POINT announced strategic collaboration and exclusive license agreements (the "Lantheus License Agreements") with Lantheus Holdings Inc. ("Lantheus") for exclusive worldwide rights for 177Lu-PNT2002 and 177Lu-PNT2003, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan). The collaboration pairs POINT's expertise in next-generation radioligand therapy development and manufacturing with Lantheus’ commercial leadership in prostate-specific membrane antigen - positron emission tomography ("PSMA-PET") and radiopharmaceuticals.

In December 2022, closing conditions for the transaction, including Hart-Scott-Rodino antitrust clearance, were met. For 177Lu-PNT2002, POINT has received a $250 million upfront payment. POINT will also receive an additional payment of up to $250 million upon U.S. regulatory approval, and, once certain return on investment financial thresholds have been achieved and other conditions met, royalties of 20% on all net sales (prior to which there is a period of sales in which the royalty may be based on only a portion of the gross profit), as well as the potential for up to an additional $1.3 billion in various net sales milestone payments. For 177Lu-PNT2003, POINT has received a $10 million upfront payment, and will receive up to an additional $30 million upon U.S. regulatory approval, royalties of 15% on net sales, as well as the potential for up to an additional $275 million in various net sales milestone payments.

Joint steering committees have been formed to oversee the clinical studies, regulatory filings, manufacturing, and commercial readiness for both 177Lu-PNT2002 and 177Lu-PNT2003. As per the strategic collaboration and exclusive license agreements, Lantheus will be responsible for all subsequent development of the assets post initial regulatory filings within the U.S., and for all development efforts in their territories.

Product Pipeline Summary:
PNT2002 Program

177Lu-PNT2002 is a late-stage prostate-specific membrane antigen ("PSMA") targeted radioligand therapy currently in a phase 3 trial sponsored by POINT. 177Lu-PNT2002 combines a PSMA-specific ligand, PSMA-I&T, with the beta-emitting radioisotope 177Lu ("177Lu-PSMA-I&T").

The multi-center, randomized, open label phase 3 Study evaluating metastatic castration-resistant Prostate cancer ("mCRPC") using 177Lu-PNT2002 PSMA therapy After Second-line Hormonal treatment ("SPLASH") trial assesses 177Lu-

PNT2002 in participants with PSMA-expressing mCRPC who have progressed on androgen receptor pathway inhibitor, ("ARPI"), therapy and are ineligible or averse to chemotherapy. The study has two phases: 1) a 25-participant safety and dosimetry lead-in study (with follow-up ongoing) and 2) an approximately 400-participant randomized study (which is still ongoing). The randomization phase of the study started enrolling in September 2021. In December 2022, the target enrollment for randomization was achieved on schedule with more than 390 participants randomized across 55 SPLASH trial sites in North America, the European Union (the "E.U."), and the United Kingdom ("U.K."). We expect to report top line data from SPLASH in the second half of 2023.

In November 2022, POINT announced a strategic collaboration and exclusive license agreements for the commercialization of 177Lu-PNT2002 with Lantheus. Under the Lantheus License Agreements, Lantheus will be responsible for all subsequent development of the asset post initial regulatory filings within the U.S., and for all development efforts in their territories.
PNT2003 Program

177Lu-PNT2003 is a late-stage somatostatin-targeted radioligand in development for the treatment of neuroendocrine tumors. 177Lu-PNT2003 combines a somatostatin-specific radioligand called DOTATATE with n.c.a. 177Lu. 177Lu-PNT2003’s use of n.c.a. 177Lu could avoid the need for clinics to maintain costly dedicated waste streams, providing a unique advantage over the currently approved radioligand product for the gastroenteropancreatic neuroendocrine tumors ("GEP-NETs") indication. The clinical trial involving 177Lu-PNT2003 is being sponsored by the University Health Network ("UHN") with collaboration from Canadian Molecular Probe Consortium ("CanProbe"), Ozmosis Research Inc., and Cancer Care Ontario (OZM-067; NCT02743741). The last patient last dose for OZM-067 occurred in July 2021, all participants completed the primary follow-up period in the second quarter of 2022; long-term follow-up is ongoing.

In November 2022, POINT announced strategic collaboration and exclusive license agreements for the commercialization of 177Lu-PNT2003 with Lantheus. Following the strategic collaboration announcement, POINT received the OZM-067 clinical trial data sets from the trial sponsor, UHN. POINT will facilitate the analysis of the data sets. Under the Lantheus License Agreements, Lantheus will be responsible for all subsequent development of the asset post initial regulatory filings within the U.S., and for all development efforts in their territories.
PNT2004 Program

PNT2004 is a fibroblast activation protein-α ("FAP") targeting program being developed for use in multiple tumor types. FAP is a compelling pan cancer target for imaging and therapy that is expressed in >90% of epithelial tumors. In cancer, FAP is over-expressed on cancer associated fibroblasts ("CAF"s), as well as on certain cancer cells of mesenchymal origin, and its expression is understood to be involved in mechanisms driving tumor progression and resistance to chemo and immunotherapy. FAP is a 170 kDa membrane bound prolyl endopeptidase that is expressed almost exclusively to pathological conditions with known effects on cell proliferation, migration, and invasion. POINT believes the D-ala-boroPro warhead, which is the core of the PNT2004 program, has the potential to generate best-in-class FAP-targeting ligands. 177Lu-PNT6555, the clinical lead, has demonstrated compelling tumor retention and normal tissue clearance in preclinical models, enabling delivery of large doses of tumor killing radiation.

POINT filed a clinical trial application (CTA) with Health Canada at the end of the first quarter of 2022 for 177Lu-PNT6555. A No Objection Letter, or authorization to proceed, was received from Health Canada in May 2022. The phase 1 clinical trial commenced in July 2022 in Canada and uses a gallium-68 (68Ga)-based PNT6555 molecular imaging agent to select patients to receive a n.c.a. 177Lu-based PNT6555 therapeutic agent. The FAPi Radioligand OpeN-Label, phase 1 study to evaluate safety, Tolerability and dosImetry of 177Lu-PNT6555; a dose Escalation study for tReatment of patients with select solid tumors, ("FRONTIER"), protocol evaluates PNT6555 with dosing starting at 4 gigabecquerel ("GBq") and each subsequent dose level increasing by 4 GBq, also allowing for 2 GBq dose de-escalations. Estimated enrollment across the multiple dosing levels is up to 30 participants in five FAP-avid cancer indications: colorectal, pancreatic, esophageal, melanoma, and soft tissue sarcoma.

Enrollment in cohort 2 began in December 2022 and cohort 3 enrollment is expected to begin in the second quarter 2023. A total of six participants have been dosed with 177Lu PNT6555 to date. We anticipate data from the full FRONTIER trial to be available in the first half of 2024.

In November, 2022, preclinical data supporting the combination of 177Lu-PNT6555 with immunotherapy was released via a press release. The preclinical study focused on assessing the potential of the lead candidate in the PNT2004 clinical program, 177Lu-PNT6555, in combination with anti-PD-1 immunotherapy. The CT26-mFAP tumor model used expresses low levels of FAP, grows aggressively, and is insensitive to anti-PD-1 immunotherapy. The study found that combination treatment with 177Lu-PNT6555 and anti-PD-1 resulted in a significant survival benefit, as compared to either treatment independently.
PNT2001 Program

The PNT2001 program encompasses a next-generation PSMA-targeting ligand family which leverages linker technology that promotes increased internalization of the ligand which has translated into increased tumor accumulation in preclinical models versus PSMA-I&T. The lead candidate in the program, 225Ac-PSMA-62, shows compelling efficacy as a single dose in preclinical tumor models, with potent anti-tumor activity using 225Ac, while also having an improved biodistribution profile versus the PSMA ligands that are currently approved, or in later-stage development. This profile could result in increased efficacy at a lower dose, potentially allowing for a reduction in the radioligand dose needed and improved patient outcomes.

In October 2022, POINT published new preclinical data from the PNT2001 program. The new PNT2001 data were shared in E-poster #039, “Development and characterization of a next-generation 225Ac-PMSA radioligand,” at the 35th Annual Congress of the European Association of Nuclear Medicine (EANM) in Barcelona, Spain.

POINT is planning to advance the candidate into investigational new drug ("IND")-enabling studies with the aim of pursuing clinical development of 225Ac-PSMA-62 in the biochemically recurrent, oligometastatic, and post-177Lu-PSMA mCRPC populations. POINT is targeting an IND/CTA submission to support initiation of the first-in-human, phase 1 study in the first half 2023.
CanSEEK

CanSEEK™ is a prodrug technology that has the potential to prevent target engagement outside of the tumor microenvironment ("TME"), which could significantly improve the therapeutic index of targeted radioligand therapy. CanSEEK™ is based on the (d)-Ala-Pro FAP substrate technology, which works by preventing a radioligand from binding to the target receptor until it has been activated by FAP in the TME. Multiple (d)-Ala-Pro substrate enabled ligands are being studied preclinically against different targets. If successful, the platform has the potential to significantly improve the precision and safety of radioligands. POINT’s CanSEEKTM technology is the subject of licenses from both Bach Biosciences, LLC ("Bach Biosciences") and Avacta Life Sciences Limited ("Avacta").
Our Product Candidates

POINT is advancing multiple radioligands based on peptides and small molecules combined with beta- and alpha-emitting radioisotopes for the treatment of various cancers. Our current pipeline is summarized in the diagram below:

*mCRPC = metastatic castration resistant prostate cancer, PSMA = prostate specific membrane antigen, SSTR = somatostatin receptors, FAP = fibroblast activation protein, RLT = radioligand therapy, IO = immuno-oncology, DDRi = DNA damage response inhibitor

PNT2002 Program

Background on Prostate Cancer and PSMA targeting

The incidence of prostate cancer is increasing as the U.S. population ages into older at-risk groups. The American Cancer Society estimates that there will be approximately-288,300 new prostate cancer cases and over 34,700 deaths due to prostate cancer in the U.S. in 2023. Prostate cancer is the most common cancer diagnosed in men, and with a significant mortality rate, is the second leading cause of cancer death in males in the U.S. In Europe, across the E.U.-27 countries, the European Cancer Information System estimated that there were approximately 335,000 new prostate cancer cases and over 69,000 deaths as a result of prostate cancer in 2020. In these countries, prostate cancer is the most common cancer in males and is the third leading cause of cancer death in men.

PSMA is a unique membrane-bound glycoprotein that is over-expressed in prostate cancer but has low expression in normal healthy tissue. Furthermore, PSMA is highly expressed in all states of prostate cancer, including primary and poorly differentiated, metastatic and castrate-resistant disease. This unique expression of PSMA provides the opportunity to design treatments that can be precisely targeted to safely enable the delivery of highly potent drug payloads, while sparing normal healthy tissue. In addition, companion imaging agents are approved and can be used to identify individuals whose disease over-expresses PSMA. In December 2020, the FDA approved the first drug for positron emission tomography ("PET") imaging of PSMA-positive lesions in individuals with prostate cancer, 68Ga-PSMA-11. In May 2021, the FDA approved the second PET imaging agent for PSMA imaging, 18F-DCFPyL, commercialized by Lantheus Medical Imaging. Subsequently, in December 2021, the FDA approved Telix Pharmaceuticals’ kit for the preparation of 68Ga-PSMA-11. POINT believes the approval of PSMA-PET agents will facilitate broad access and permit the identification of individuals who are likely to benefit from PSMA-targeted treatments, including 177Lu-PNT2002.

Although the five-year survival rate of local and regional prostate cancer is nearly 100%, more aggressive forms of the disease, representing 22% of individuals at the time of initial diagnosis, have a substantially poorer prognosis, with a five-year survival rate of only 30%. While these more aggressive forms of prostate cancer can initially be treated, nearly all of these individuals experience a recurrence in tumor growth that results in the subsequent development of mCRPC. mCRPC is the most advanced form of the disease and recent estimates suggest a potential incidence of approximately 62,000 new cases of first line mCRPC in the U.S. per year. Individuals with mCRPC have a poor prognosis, from the time of diagnosis of mCRPC, the median overall survival is only 21.2 months (George et al., 2020). mCRPC represents nearly all prostate cancer-specific deaths.

ARPI therapies such as Zytiga® (abiraterone), Xtandi® (enzalutamide), Nubeqa® (darolutamide), or Erleada® (apalutamide) are now standard of care for both non-mCRPC and mCRPC following progression and failure on initial hormone therapy. Peak global annual sales of Johnson & Johnson’s Erleada® were $968 million in the U.S. plus an additional $913 million in international markets for a total of $1.88 billion in 2022. Astellas reported global annual sales of Xtandi® for year ended March 2022 exceeding ¥534.3 billion (approximately $3.9 billion). Finally, Bayer reported that Nubeqa® reached sales of €219.0 million (approximately $250 million) in 2021, driven by U.S. market over-performance, signaling a change in clinical preferences.

In mCRPC, median radiographic progression-free survival ("rPFS") for first-line use of abiraterone was 16.5 months, with ~20% of participants having progressed by the sixth month. Median time that particpants received enzalutamide was 16.6 months with 16% having progressed by the sixth month. For most individuals, progression is inevitable and as a result there is a large unmet need upon failure of ARPI therapy. In spite of progression while on ARPI, a majority of individuals are offered an ARPI switch to avoid the increasingly toxic profile of chemotherapy. Two recent studies have shown that, when patients are switched to a second-line ARPI therapy, rPFS is only approximately four months (de Bono J, et al. N Engl J Med 2020; 382:2091-102, and Powles T, et al. Nature 2022;28:144–53). As a result, there continues to be a significant need for novel treatment options with the potential to modify or ultimately cure the disease.

POINT's Solution: 177Lu-PNT2002

177Lu-PNT2002 combines a PSMA-specific ligand with the beta-emitting radioisotope 177Lu. 177Lu-PNT2002’s ligand is referred to as “PSMA-I&T” in academic literature and has been used for many years in research and compassionate use settings. PSMA-I&T was developed by Dr. Hans-Jürgen Wester at the Technische Universität München. We created the PNT2002 program by leveraging the data collected in an academic study on PSMA-I&T (Baum RP, et al. 177Lu-labeled prostate-specific membrane antigen radioligand therapy of metastatic castration-resistant prostate cancer: safety and efficacy), in combination with issued patents and provisional patents pertaining to the formation of the radioligand active pharmaceutical ingredient, the manufacturing process and the formulation of the finished product.

Current standard of care for individuals with castration-resistant prostate cancer who have failed androgen deprivation therapy ("ADT") and ARPI is chemotherapy. The side effects of chemotherapy are significant including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections. 177Lu-PNT2002 has the potential to offer an alternative with significantly fewer side effects compared to chemotherapy, leading to a higher quality of life.

A prospective clinical study by Baum, et al. focused on the safety and efficacy of 177Lu-PSMA-I&T in individuals with progressive mCRPC and increasing levels of prostate-specific antigen ("PSA"). Fifty-six participants were administered a dose of 3.6 to 8.7 GBq, per cycle for one to six cycles, and monitored for morphologic response, response in PSA levels, and overall change in clinical symptoms. Analysis with contrast-enhanced computed tomography ("CT") determined that 20%, 52%, and 28% of participants had partial remission, stable disease, and progressive disease, respectively. The PSA levels decreased in 80.4% of participants, with the median PSA level reduced from 43.2 ng/mL to 23.8 ng/mL pre- and post-therapy. Progression-free survival ("PFS") was a median of 13.7 months and the median overall survival was not reached after a 28-month follow-up period.

Participants were monitored for side effects for two to four days after each treatment, and vital signs were recorded during administration of the therapy. No clinically significant adverse events were reported during the early monitoring period (i.e., during therapy and for up to four days thereafter) or at the 28-month follow-up time point. Leukocytopenia (grades 1 or 2) occurred only in participants who had received prior long-term chemotherapy. Events of mild, reversible dry mouth, which resolved within three months, occurred in two participants after the third and fourth cycles. No evidence of nephrotoxicity was observed and no clinically significant changes in pre- to post-dosing lab parameters were identified.

POINT held regulatory discussions with the FDA in 2020, leveraging data in the literature. The FDA provided feedback on protocol design, dosing strategy, dosimetry, control arm, imaging agents and statistical approach regarding the clinical development plans for 177Lu-PNT2002. Leveraging feedback from the FDA, POINT filed an IND in December 2020 to evaluate the clinical efficacy and safety of 177Lu-PNT2002. The IND was accepted in December 2020. Regulatory discussions were also held with Health Canada in December 2020. Following these discussions, POINT submitted a clinical trial application ("CTA") for the study and received a No Objection Letter from Health Canada in January 2021. CTAs were also filed and are active in four other countries.

Clinical Development and Next Steps

POINT initiated participant recruitment for our phase 3 SPLASH trial in February 2021, and we expect to report top line data from SPLASH in the second half of 2023. The randomization phase of the study started enrolling in September 2021, and in December 2022 the target enrollment for randomization was completed on schedule with more than 390 participants randomized across 55 SPLASH trial sites in North America, Europe, and the U.K. All participants undergo PSMA imaging as part of screening to confirm PSMA expression eligibility, as evaluated by central review. The study commenced with dosing 27 participants in the safety and dosimetry lead-in and proceeded to a randomization treatment phase in approximately 400 participants in September 2021 who were randomized in a 2:1 ratio to: 177Lu-PNT2002 (Arm A) versus enzalutamide (160 mg orally qd) or abiraterone (1000 mg orally qd with: 5 mg bid prednisone or 0.5 mg qd dexamethasone) (Arm B). POINT anticipates that Arm B will result in a median PFS of approximately 5 months based on results in previous clinical studies (3.7 months, De Bono et al. N Engl J Med 2020; 382:2091-2102; 4.2 months: Powles T, et al. Nature 2022;28:144–53.).

Participants in Arm A will receive a 6.8 GBq dose of 177Lu-PNT2002 for 4 cycles, 8 weeks apart, for a maximum cumulative dose of 27.2 GBq. Participants in Arm B may be eligible to crossover to 177Lu-PNT2002 every 8 weeks for 4 cycles after radiographic progression per central review. All participants will be followed in long-term follow-up for at least 5 years from the first therapeutic dose, or until death or loss to follow-up. The primary endpoint of the trial is rPFS. Key secondary endpoints include objective response rate ("ORR") and overall survival.

In February 2022, POINT published dosimetry data from the 27 participants dosed in the safety and dosimetry lead-in cohort for the Company’s phase 3 SPLASH trial evaluating 177Lu-PNT2002 for the treatment of mCRPC at the 2022 SNMMI Mid-Winter and ACNM Annual Meeting on February 25-27, 2022. The abstract was made public on the first day of the conference. Radiation dosimetry of 177Lu-PNT2002 was calculated in 27 participants with mCRPC based on biodistribution data from planar whole-body conjugate imaging at 1, 24, 48, 72, and 168 hours and, for 7 of them, SPECT/CT imaging at 48-72 hours post injection of their first cycle of 177Lu-PNT2002 (6.8±10% GBq). Data from the abstract titled “Dosimetry Results from the SPLASH Trial” (Abstract #: MWMA2244) demonstrated the following:

•Organs receiving the largest absorbed doses were the lacrimal glands at 1.2 Gy/GBq, followed by the kidneys at 0.73 Gy/GBq.
•The average dose to the salivary glands and red marrow was 0.34 Gy/GBq and 0.034 Gy/GBq, respectively.
•For a cumulative administered activity of 27.2 GBq, (four cycles of 6.8 GBq) the kidneys would receive a cumulative absorbed dose of 19.9 Gy, and the red marrow, 0.91 Gy.
•SPECT/CT vs planar-based kidney dosimetry was consistent across most participants (±20%) where SPECT/CT images were available with a mean kidney absorbed dose difference of 1%.

In April 2022, POINT dosed the first E.U. participant in the SPLASH trial, and in September 2022, the Company published a poster at ESMO Congress 2022 containing updated efficacy and safety data from the 27-participant safety and dosimetry lead-in cohort for the phase 3 SPLASH trial (NCT04647526) evaluating 177Lu-PNT2002 for the treatment of metastatic castration-resistant prostate cancer (mCRPC). The poster is titled “Efficacy and Safety of 177Lu-PNT2002 Prostate-specific Membrane Antigen (PSMA) Therapy in Metastatic Castration Resistant Prostate Cancer (mCRPC): Initial Results from SPLASH” (e-Poster #1400P). Key findings highlighted in the poster include:

•Median rPFS was 11.5 months, as compared to the control arm benchmarks of 3.5–4.2 months for individuals with progressive mCRPC post-ARPI failure receiving similar treatment (de Bono J, et al. N Engl J Med 2020; 382:2091-102.; Powles T, et al. Nature 2022;28:144–53.)
•Median overall survival had not been reached with an 11.7-month median duration of follow-up from time of enrollment.
•A radiographic objective response was achieved in 60% of the 10 participants with evaluable disease at baseline
•84.8% of individuals imaged met PSMA eligibility criteria.
•From a median baseline PSA (ng/mL) of 22 (range 0.3–701.0), 11 (42%) participants achieved a PSA50 response.
•177Lu-PNT2002 was well tolerated with no treatment-related deaths and few treatment-related adverse events of grade 3 or higher.
•Treatment-related adverse events occurring in >10% of participants included dry mouth (25.9% of participants; all grade 1), fatigue (22.2%; grades 1-2), nausea (18.5%; grades 1-2), and anaemia (14.8%; grades 1-3).

In November 2022, POINT announced strategic collaboration and exclusive license agreements with Lantheus for exclusive worldwide rights for 177Lu-PNT2002, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan).

In December 2022, closing conditions for the transaction, including Hart-Scott-Rodino antitrust clearance, were met. For 177Lu-PNT2002, POINT has received a $250 million upfront payment. POINT will receive an additional payment up to $250 million upon U.S. regulatory approval, and, once certain return on investment financial thresholds have been achieved and other conditions met, royalties of 20% on net sales, as well as the potential for up to an additional $1.3 billion in various net sales milestone payments.

Joint steering committees have been formed to oversee the clinical studies, regulatory filings, manufacturing, and commercial readiness for 177Lu-PNT2002. As per the strategic collaboration and exclusive license agreement, Lantheus will be responsible for all subsequent development of the asset post initial regulatory filings within the U.S., and for all development efforts in their territories.

The randomization phase of the study started enrolling in September 2021 and in December 2022 the target enrollment for randomization was completed on schedule with more than 390 participants randomized across 55 SPLASH trial sites in North America, Europe, and the United Kingdom ("U.K."). We expect to report top line data from SPLASH in the second half of 2023.

PNT2003 Program

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

According to an analysis performed using Surveillance, Epidemiology, and End Results Program research data, there was a prevalence of 187,000 people with NETs in the U.S. in 2016 and an estimate of 33,000 newly diagnosed cases. The American Society of Clinical Oncology estimates that 50% of the NETs originate in the gastrointestinal tract and pancreas, 30% in the lung and the remainder in various sites including the adrenal glands, thyroid and pituitary, among others.

GEP-NETs are a rare type of tumor that can form in the pancreas or in other parts of the gastrointestinal tract, including the stomach, small intestine, colon, rectum and appendix. GEP-NETs, sometimes called carcinoid tumors or islet cell tumors, usually form in cells that secrete hormones and can either be benign or malignant. Non-GEP-NETs, includes neuroendocrine tumors of the lung, thyroid, adrenal, ovary, kidney, pituitary, and unknown origin. The five- and ten-year overall survival for GEP-NETs is ~22 – ~56% and ~7 – ~28%, respectively, while individuals with metastatic disease have significantly worse ten-year overall survival across all NET subtypes than those with local disease. The five- and ten-year overall survival rates for lung NETs, which make up the majority of non-GEP-NETs, are 33.7% and 17.3%, respectively, while for NETs of unknown origin (second-largest non-GEP NET grouping), five- and ten-year overall survival rates are 38% and 22%, respectively.

NETs are characterized by over-expression of somatostatin receptors, which are protein receptors that sense molecules outside of the cell and activate cellular responses to somatostatin. Somatostatin is an important regulator of the endocrine system, and the over-expression of these receptors in NETs, particularly the SSTR2 receptor, creates a target for radioligand therapy to bind to and provide treatment.

NETs are difficult to diagnose because individuals often remain asymptomatic in the early stages of the cancer, and symptoms that are exhibited are not unique to NETs. According to some reports, over 50% of people with NETs have metastases at diagnosis, upon which NETs cannot be effectively treated with surgery alone and there is a need for alternative therapeutics to provide additional treatment.

NETs are characteristically insensitive to chemotherapeutic agents due to their slow proliferation. In generally small studies (n = 20-85 GEP-NET participants), combination chemotherapy using various anti-proliferative agents (e.g., fluorouracil, streptozotocin, doxorubicin, dacarbazine, interferon-alpha) has yielded typical response rates of less than 40%, duration of response as low as 3 – 8 months and median overall survival of 10 – 40 months.

There are a limited number of therapeutic approaches targeting somatostatin in NETs. Novartis’ Sandostatin®, which generated $1.2 billion in 2022 sales, is a somatostatin analogue that controls clinical syndromes associated with NETs but does not treat the metastatic NETs themselves. Ipsen S.A.’s Somatuline®, which generated €1.2 billion in 2022 sales, was approved in December 2014 for the treatment of adult with differentiated, locally advanced or metastatic GEP-NETs. Novartis’ Lutathera® is another radioligand therapy using 177Lu-DOTATATE that was approved in January 2018 for the treatment of somatostatin receptor positive gastreoenteropancreatic neuroendocrine tumors in adults. Lutathera® received an orphan drug designation from the FDA and is the first available FDA-approved peptide receptor radionuclide therapy. Novartis reported sales of $471 million for Lutathera® in 2022. While these therapies have brought treatment options to people with GEP-NETs, the scope of the approved indications creates a significant need for a novel approach to treatments for people with non-GEP-NETs.

The options for people with non-GEP-NETs are more limited. Afinitor® (everolimus) is approved for lung NETs. If a lung NET is detected early enough it will be treated first with a somatostatin analogue ("SSA") and then a combination of SSA and Afinitor® upon progression. However, Afinitor® has a challenging side effect profile with 42% of participants with NETs in the pivotal trial experiencing serious adverse events, including death. Following treatment with SSA and Afinitor®, there is no clear treatment paradigm for lung NETs, leaving those individuals and their physicians choosing between clinical trials or chemotherapy. With lung NET cancers accounting for nearly 30% of all NETs, this represents a large unmet need.

POINT's Solution: 177Lu-PNT2003

177Lu-PNT2003, also known as 177Lu-octreotate ("177Lu-DOTATATE"), is a somatostatin-targeted radioligand therapy in development for the treatment of individuals with somatostatin receptor-positive neuroendocrine tumors, targeting both

GEP-NETs and non-GEP-NETs. 177Lu-PNT2003 is the subject of a completed multi-center trial in Canada (OZM-067; NCT02743741) sponsored by UHN and designed to evaluate 177Lu-PNT2003's safety and efficacy across individuals with NETs who have positive somatostatin receptor expression identified by 68Ga-DOTATATE PET.

POINT licensed worldwide rights to the clinical data and the intellectual property for the radioligand compound from CanProbe in December 2020. CanProbe’s intellectual property for 177Lu-PNT2003 covers methods of preparing, pharmaceutical compositions and methods of treatment of various indications including neuroendocrine tumors.

Although 177Lu-PNT2003 uses the same molecular entity as Novartis’ Lutathera®, 177Lu-PNT2003 uses a different type of 177Lu, called n.c.a. 177Lu. By using n.c.a. 177Lu, 177Lu-PNT2003 will not contain any metastable lutetium-177m ("177mLu"), an impurity introduced into Lutathera® via the production method of its carrier-added 177Lu. The introduction of the 177mLu impurity in Lutathera® is problematic for hospitals and clinics as 177mLu is a radionuclide with a half-life of 5+ months, which necessitates dedicated waste streams and other burdensome overhead for physicians and clinics. POINT believes 177Lu-PNT2003’s use of n.c.a. 177Lu will therefore provide a competitive advantage. 177Lu-PNT2003 could be further differentiated from Lutathera® in the indication it is targeting (non-GEP-NETs), which is not included in Lutathera’s current label and for which there are limited treatment options.

Clinical Development and Next Steps

177Lu-PNT2003 is currently the subject of a completed open-label, single-arm study designed to evaluate the safety and efficacy of 177Lu-PNT2003 across individuals with NETs who have positive somatostatin receptor expression identified by 68Ga-DOTATATE PET. The interim data received from UHN in December 2020 included 167 participants across GEP-NETs as well as neuroendocrine tumors of other tissue origins including lung, thyroid, adrenal, ovary, kidney, pituitary, and unknown origin, collectively referred to as non-GEP-NETs. The breakdown of participants was 33 non-GEP-NET participants and 134 GEP-NET participants. The last patient last dose for OZM-067 occurred in July 2021, all participants completed the primary follow-up in the second quarter of 2022, and long term follow-up is still ongoing.

In November 2022, POINT announced strategic collaboration and exclusive license agreements with Lantheus for exclusive worldwide rights for 177Lu-PNT2003, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan). For 177Lu-PNT2003, POINT has received a $10 million upfront payment, and will receive up to an additional $30 million upon U.S. regulatory approval, royalties of 15% on net sales, as well as the potential for up to an additional $275 million in various net sales milestone payments. Joint steering committees have been formed to oversee the clinical studies, regulatory filings, manufacturing, and commercial readiness for 177Lu-PNT2003.

In late 2022, POINT received the OZM-067 clinical trial data sets from the trial sponsor. POINT will facilitate the analysis of the data sets. As per the strategic collaboration and exclusive license agreement, Lantheus will be responsible for all subsequent development of the asset post initial regulatory filings within the U.S., and for all development efforts in their territories.
PNT2004 Program
Background on Fibroblast Activation Protein-α and Fibroblast Activation Protein-α Inhibitors

An exciting development in cancer research has been the identification of fibroblast activation protein (FAP) as a potential target for imaging and treatment of various pathological conditions including fibrosis, arthritis and cancer. Several tumors, including breast, colon, prostate and pancreatic, develop a dense fibrous tissue comprised of CAFs around and within the tumor. CAFs can contribute up to 90% of the tumor mass. The CAFs of malignant tumors express FAP, a type II membrane-bound glycoprotein with peptidase activity. FAP is unique in that it is expressed in over 90% of epithelial cancers, but generally is not present on healthy cells. Given that FAP is expressed in the majority of cancers and that FAP-positive CAFs are involved in tumor progression and supporting an immunosuppressive tumor microenvironment, it is believed that targeting this protein is a potential strategy to effectively treat malignant tumors.

Initial imaging studies of 68Ga-FAP inhibitors (“FAPI”) PET/CT suggested that these tracers are suitable for diagnostic cancer solutions and radioligand therapies. It was determined that even lesions that were already unequivocally identified radiologically could be characterized in additional detail through FAPIs. A retrospective analysis reviewing the development of quinoline-based FAPIs, conducted by Kratochwil and published in the Journal of Nuclear Medicine in 2019, illustrated that the technology has promising clinical applications. The study concluded that several cancers, including lung, breast, esophagus, pancreatic, head-neck, and colorectal cancer, presented high uptake on FAPI. The over-expression of FAP in cancers which have limited treatment options and low five-year survival rates present a significant market opportunity in an area of unmet need.

POINT's Solution: PNT2004 Program

Most targeted radioligand therapies are designed to target a limited number of cancers by targeting a receptor that is present on tumor cells of a specific type of tissue, such as prostate, but absent in all other healthy tissues. As FAP is highly expressed on a wide range of solid tumors, a FAP-targeted radioligand offers the potential for a tissue agnostic opportunity that could enable the precise treatment of a variety of solid tumors independent of tissue origin. The PNT2004 program consists of a family of FAP-targeted radioligands invented by Dr. William Bachovchin at Tufts University. POINT licensed worldwide rights to this family of FAP-targeted radioligands from Bach Biosciences in April 2020.

A clinical candidate, 177Lu-PNT6555, was identified from a screen of FAP inhibitors for our PNT2004 program. The clinical candidate was characterized in preclinical studies using Fox Chase SCID mice bearing HEK-mFAP tumor xenografts. In studies with 177Lu, the compound was found to have a significant amount of the injected dose accumulate in xenograft tissue (~16% of the injected dose/gram at 4 hours, %ID/g), with normal tissues showing little accumulation. After 24 hours the amounts of 177Lu-labeled compound in healthy tissue were less than 2% ID/g, with ~24% ID/g accumulating in xenograft tissue, and after 7 days ~11% ID/g remained in xenograft tissue. In survival studies, mice bearing tumors of approximately 200 mm3 were dosed with the 177Lu-labeled compound (15 MBq, 30 MBq and 60 MBq) or control. Anti-tumor activity was found at all tested dose levels and the response was dose-dependent. Complete regressions occurred in 6 of 6 mice in the 60 MBq cohort and 3 of 6 in the 30 MBq cohort. Prolonged survival was found in all dose cohorts versus the controls, with 100% survival in the 30 MBq and 60 MBq dose cohorts surviving until day 80.

Clinical Development and Next Steps

The Company completed a pre-CTA meeting with Health Canada in December 2021 regarding the development pathway and clinical study design for the phase 1 trial. A CTA with Health Canada was filed at the end of the first quarter of 2022 for PNT6555, and a No Objection Letter was received from Health Canada in May 2022. The phase 1 clinical trial is called FRONTIER: “FAPi Radioligand OpeN-Label, phase 1 Study to Evaluate Safety, Tolerability and DosImetry of [Lu-177]-PNT6555; A Dose Escalation Study for Treatment of Patients with Select Solid Tumors”.

In April 2022, preclinical data for the program was presented in a poster at the American Association for Cancer Research (AACR) 2022 Annual Meeting. The poster was titled “Preclinical Characterization of the Novel Fibroblast Activation Protein (FAP)-Targeting Ligand PNT6555 for the Imaging and Therapy of Cancer” (Abstract ID: 3554, Session: Preclinical Radiotherapeutics). The presented data concluded:
•In preclinical xenograft models: 68Ga-PNT6555 is an effective imaging agent, with strong tumor targeting, low background in normal tissues and rapid clearance via urinary excretion, and 177Lu-PNT6555 shows prolonged tumor retention out to 168 hours post-injection.
•Efficacy studies with 177Lu-PNT6555 or 225Ac-PNT6555 demonstrate compelling and dose-responsive inhibition of HEK-mFAP tumor growth.

FRONTIER commenced in July 2022 in Canada using a 68Ga-based PNT6555 molecular imaging agent to select participants to receive a n.c.a. 177Lu-based PNT6555 therapeutic agent. FRONTIER's clinical protocol evaluates PNT6555 in ~30 participants in five FAP-avid cancer indications: colorectal, pancreatic, esophageal, melanoma, and soft tissue sarcoma.

Dosing in the FRONTIER phase 1 trial started at 4 GBq, with each subsequent dose level increasing by 4 GBq, also allowing 2 GBq dose de-escalations. Each 177Lu PNT6555 dose is followed by a 6-week interval. 68Ga-PNT6555 PET/CT imaging is conducted approximately 90 minutes post injection, and dosimetry is assessed at the time of first 177Lu-PNT6555 dose and at each subsequent cycle. The primary objective of the study is to determine the maximum tolerated dose, and the recommended phase 2 dose.

In November, 2022, preclinical data supporting the combination of 177Lu-PNT6555 with immunotherapy was released via a press release. The preclinical study focused on assessing the potential of the lead candidate in the PNT2004 clinical program, 177Lu-PNT6555, in combination with anti-PD-1 immunotherapy. The CT26-mFAP tumor model used expresses low levels of FAP, grows aggressively, and is insensitive to anti-PD-1 immunotherapy. The study found that combination treatment with 177Lu-PNT6555 and anti-PD-1 resulted in a significant survival benefit, as compared to either treatment independently.

Enrollment in cohort 2 began in December 2022 and cohort 3 enrollment is expected to begin in the second quarter 2023. A total of six participants have been dosed with 177Lu-PNT6555 to date. We anticipate data from the full FRONTIER trial to be available in the first half of 2024.

PNT2001 — Next-generation PSMA-Targeted Radioligand Therapy

Background

POINT estimates that there were 269,000 new cases of prostate cancer in 2022. Of these, approximately 4% will be newly diagnosed with metastatic hormone-sensitive prostate cancer ("mHSPC"), another 34% will progress with biochemically recurrent disease and finally another 26% will have their case misdiagnosed from traditional imaging methods. Therefore, POINT estimates that nearly 40,000 individuals diagnosed in 2022 will require lifelong ADT. These individuals often live 15 years or more on androgen deprivation therapy and suffer with erectile dysfunction, loss of bone density and bone fractures, loss of muscle mass and physical strength, weight gain, mood swings and fatigue. There is therefore an unmet need in this population to delay the need for lifelong androgen deprivation therapy in prostate cancer.

PSMA is expressed in approximately 80% of prostate cancer tumors and is present at all stages of the disease. PSMA expression significantly increases in locally advanced cases, lymph node metastases, and distant metastases as compared to primary tumors. Given the expression of PSMA throughout all stages of the disease, there is potential for PSMA-targeting radioligands to help delay the need for ADT. Radioligand development programs that are in late-stage development, including 177Lu-PNT2002, may not be suitable for the treatment of mHSPC due to off-target accumulation in kidney which creates the potential for delayed renal toxicity which is more likely to manifest in this population given these individuals live for 15 years or more; therefore, there is an opportunity for next-generation PSMA-targeted radioligands with less off-target accumulation to fill this gap.

POINT's Solution: PNT2001 Program

PNT2001 is a next-generation PSMA radioligand family of drug candidates licensed from Scintomics GmbH which have an improved biodistribution profile compared to current-generation PSMA-targeted radioligands, such as 177Lu-PNT2002, and therefore has the potential to deliver increased efficacy and be used more broadly. As demonstrated in preclinical animal model studies, PNT2001 ligands have unique linker technology that enables increased tumor accumulation, potentially enabling lower doses of radioisotope to reduce off-target toxicity while allowing for the same level of tumor kill.

Preclinical studies have resulted in the identification of a lead candidate, 225Ac-PSMA-62, which, as compared to other late-stage PSMA-targeted radioligands, demonstrates potent anti-tumor activity using 225Ac, while also having an improved biodistribution profile. POINT has advanced 225Ac-PSMA-62 into IND-enabling studies with the aim of pursuing clinical development with 225Ac-PSMA-62 in the biochemically recurrent, oligometastatic, and post-177Lu-PSMA mCRPC settings.

Clinical Development and Next Steps

In October 2022, POINT published additional preclinical data for the PNT2001 program. The new data were shared at the 35th Annual Congress of the European Association of Nuclear Medicine (EANM) in Barcelona, Spain in E-poster #039, titled “Development and characterization of a next-generation 225Ac-PMSA radioligand”. An IND/CTA submission for 225Ac-PSMA-62 is projected for the second quarter of 2023, with the first participant expected for 225Ac-PSMA-62's phase 1 clinical trial by the end of 2023.

CanSEEKTM

Unlike POINT's other product candidates, CanSEEKTM is not a radioligand. It is a prodrug technology platform which can be applied to a wide variety of radioligands to refine their targeting precision. The goal of CanSEEKTM is to enable the creation of tumor-activated radioligand therapies, which have higher therapeutic indexes then their non-tumor-activated counterparts.

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

POINT's solution: CanSEEKTM

Due to POINT's interest in introducing radioligand therapies earlier in the treatment setting with a wider variety of radioisotopes, the Company began investigating technologies that could be used to increase the therapeutic index of radioligands. These investigations lead to FAP-activated radioligands invented by Dr. William Bachovchin of Tufts University / Bach Biosciences, who had also previously invented a general FAP-activated prodrug technology to increase the therapeutic index of chemotherapy drugs like doxorubicin. Dr. Bachovchin’s technology had been licensed to Avacta, a U.K.-based life sciences firm, who subsequently branded the technology as pre|CISIONTM. POINT’s CanSEEKTM technology is the subject of licenses from both Bach Biosciences and Avacta.

CanSEEKTM could decrease the risks associated with off-target delivery of radioligands by limiting their ability to bind to receptors on healthy cells. The way CanSEEKTM achieves this is by using the presence of fibroblast-activation proteins, which are expressed in over 90% of epithelial cancers but not expressed in healthy cells, as the switch to activate the radioligands. The following image visually explains how CanSEEKTM works:

CanSEEKTM is first conjugated with the radioligand, which effectively blocks the radioligand from binding to receptors. The presence of FAP in the tumor microenvironment enables tumor-specific activation of the radioligand. Once activated, the radioligand can once again bind to cancer cell receptors. If the radioligand does not enter the tumor microenvironment, the radioligand is eliminated from the body without accumulating in off-target tissues expressing the receptor.

Preclinical Data and Next Steps

POINT has not published substantial preclinical data from CanSEEKTM. Multiple (d)-Ala-Pro substrate enabled-ligands are currently being studied preclinically against different targets.

POINT's Radioligand Platform: Manufacturing, Supply Chain, and Pipeline Expansion

Although radioligand therapies have existed for over 50 years, very few radioligand therapies are available today. POINT's founders believe the primary reason for this is that radioligands have very little in common with other drug classes, making it more difficult for traditional pharmaceutical companies to develop them.

POINT was founded to capitalize on this opportunity, by building a new pharmaceutical company focused on the unique requirements of radioligand development and commercialization.

Isotope Supply

The first of these unique requirements is access to rare medical isotopes. POINT has built one of the industry’s most resilient medical isotope supply chains, which includes both external supply partners as well as internal isotope manufacturing capabilities expected to commence by the end of 2023.

Manufacturing

The second requirement is the ability and licensing to handle and manufacture radioactive drugs. POINT owns and operates an 80,000 square foot radioligand manufacturing facility in Indianapolis, Indiana. In April 2021, the Nuclear Regulatory Commission issued a materials license for POINT's facility, and POINT began supplying doses to the SPLASH trial in January 2022. The location of the facility, near several high-volume transport hubs, such as FedEx’s hub for radioactive shipments, will enable our facility to service North America and the E.U., as well as many international destinations. POINT expects this facility will provide adequate production capacity to meet future commercial demands for their product candidates, if approved. POINT also relies, and expects to continue to relying, on third parties to package, label, store and distribute their investigational product candidates.

The specifications of the Indianapolis facility were designed to meet the future needs of the Company, and give POINT a unique competitive position in the industry. These design decisions include:

•Scale: The facility is one of the largest radioligand production facilities in the world. The facility has been designed in a modular fashion which enables additional production lines to be enabled only when needed. The large scale of POINT's facility also is expected to enable the implementation of a level of automation not commonly found in the radioligand industry, with the intention overtime to lower costs of production while simultaneously increasing the throughput of production.
•Isotope agnostic: Although POINT's pipeline of product candidates primarily uses the 177Lu radioisotope, their facility is designed and licensed to support a wide variety of radioisotopes, include betas, gammas and alphas such as 225Ac. External supply of 225Ac has been secured through the U.S. Department of Energy Isotope Program (managed by the Office of Isotope R&D and Production), TerraPower, Ionetix, and NorthStar Medical Radioisotopes.
•Internal isotope production: In addition to manufacturing the finished radioligand product, POINT's facility is designed to support manufacturing of radioisotopes in-house, for example purifying n.c.a. 177Lu from irradiated 176Yb. For 177Lu production specifically, POINT has already executed a supply agreement for 176Yb and licensed technology for the purification of n.c.a. 177Lu, as well as secured access to neutrons from nuclear reactors. The ability to produce Their own n.c.a. 177Lu is expected to both lower the cost of goods sold of POINT drugs, and further increase the resilience of the Company's supply chain. With internal isotope manufacturing capabilities, POINT intends to use in-house manufactured 177Lu isotopes, as well as externally sourced 177Lu, to ensure supply redundancy and uninterrupted supply for the manufacture of their radioligand therapies. External supply of 177Lu has been secured through ITM Medical Isotopes and Isotopia.
Pipeline Expansion

The final requirement is the technical expertise to develop new radioligands. Developing new radioligands is technically difficult - for example, the radiation emitted by the radioisotope can destroy the ligand. POINT has assembled a team of radioligand experts with experience in the discovery and development of new radioligands to further expand POINT's pipeline of product candidates. POINT is currently focused on expanding its pipeline by identifying and assessing novel ligands and working with new radioisotopes, as well as investigating combinations with other drug classes such as immune-oncology, DNA damage response inhibitors and chemotherapies.

Commercialization

None of POINT’s product candidates have received the regulatory approvals required to begin commercialization. In November 2022, POINT announced strategic collaboration and exclusive license agreements for the commercialization of 177Lu-PNT2002 and 177Lu-PNT2003 with Lantheus. If marketing approvals are obtained, Lantheus will commercialize both 177Lu-PNT2002 and 177Lu-PNT2003. In preparation, POINT and Lantheus have formed a joint steering committee to oversee the commercial readiness for both 177Lu-PNT2002 and 177Lu-PNT2003.

POINT intends to retain significant development and commercial rights to their other product candidates and, if marketing approval is obtained, to either commercialize their investigational products on their own or with a partner. The decision as to whether to commercialize a product candidate independently or with a partner will depend on several factors, such as the clinical data, the competitive landscape and the size of the addressable patient population, as well as the size of the commercial infrastructure and manufacturing requirements.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid advancement of novel technologies, intense competition, and a strong emphasis on intellectual property. While POINT believes that their technology and scientific expertise and manufacturing capabilities provide them with competitive advantages, their face potential competition from multiple sources, including large pharmaceutical companies, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research organizations.

Radioligands are being explored in several different settings, including both commercial and academic clinical trials. Results from these trials, combined with recent product approvals, have garnered continued interest in the space by both large pharmaceutical companies and specialized biotechnology companies, which are developing both early-stage and later-stage candidates.

Given the nature of POINT's product candidates, POINT considers our most direct competitors to be other companies focusing on beta-based radiopharmaceuticals, both in development and already approved. There are multiple companies, including Lantheus, Novartis AG, and Q BioMed Inc., with approved beta-based radiopharmaceutical products using isotopes such as 131I, 177Lu, 89Sr and 90Y. Novartis’ Lutathera® and Pluvicto® are prominent beta-based radioligands, and other beta-based radiopharmaceuticals are in various stages of clinical development by companies including Novartis AG, Curium SAS, Nordic Nanovector, Cellectar Biosciences, ITM Isotope Technologies Munich SE, Clovis Oncology and Y-mAbs Therapeutics, Inc., Actinium Pharmaceuticals, Inc., Lantheus, Blue Earth Therapeutics, and Clarity Pharmaceuticals.

There are also several companies developing alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer AG, or Bayer, Novartis AG, or Novartis, Telix Pharmaceuticals Limited, Actinium Pharmaceuticals, Inc., RadioMedix, Inc., Orano Med, Viewpoint Molecular Targeting, Aktis Oncology, Fusion Pharmaceuticals, Inc., RayzeBio, Inc., Aktis Oncology, Inc., Convergent Therapeutics, Janssen, ARTBIO, and Curie Therapeutics, Inc. These companies use various alpha-emitting isotopes such as 223Ra, 225Ac, 212Pb and 227Th. Most alpha-based radiopharmaceuticals are in clinical development, with Bayer’s Xofigo® being the only approved alpha particle-based therapy. Xofigo® was approved in 2013 for the treatment of symptomatic bone metastases in people with castration-resistant prostate cancer.

For POINT's product candidates 177Lu-PNT2002 and 225Ac-PSMA-62 of the PNT2001 program, the Company is aware of several competing therapies targeting metastatic prostate cancer. POINT's closest approved competitor is Novartis’ Pluvicto®, which uses 177Lu for the treatment of late-stage metastatic castration-resistant prostate cancer and is currently approved for use in the U.S. and Europe. POINT is aware of the following companies with prostate cancer preclinical and clinical development programs: Janssen, CTT, Novartis, BlueEarth, Curium, Telix, and Lantheus. In addition, POINT expects to face indirect competition from established treatments of prostate cancer, including Jevtana® (Sanofi), Zytiga® & Erleada® (Johnson & Johnson), Xtandi® (Astellas Pharma and Pfizer), Lynparza® (AstraZeneca), docetaxel, and Xofigo® & Nubeqa® (Bayer). While POINT believes 177Lu-PNT2002 and 225Ac-PSMA-62 could have significant competitive advantages compared to established treatments for prostate cancer (such as being used at different stages of disease), the Company may still face competition from these more established treatments.

For POINT's product candidate 177Lu-PNT2003, the company is aware of several competing therapies targeting neuroendocrine tumors. Novartis’ Lutathera®, which was approved in 2018, uses 177Lu for the treatment of individuals with somatostatin receptor-positive gastroenteropancreatic neuroendocrine cancers. The Company is aware of the following companies with neuroendocrine tumor, radioligand preclinical and clinical development programs: ITM, RayzeBio, Inc and Radiomedix. POINT also faces potential competition from other treatments targeting neuroendocrine tumors such as Sandostatin® and Afinitor® (Novartis), Somatuline® (Ipsen) and Sutent® (Pfizer). While POINT believes 177Lu-PNT2003 has significant advantages (such as its usage of n.c.a. 177Lu) compared to conventional approaches to neuroendocrine tumors, the Company may still face competition from these more established treatments.

For POINT's product candidates 68Ga-PNT6555 and 177Lu-PNT6555, of the PNT2004 program competitive threats include those candidates that are in development or currently approved for whatever indications that POINT's product candidates may be developed. FRONTIER's clinical protocol evaluates 177Lu-PNT6555 in ~30 participants in five FAP-avid cancer indications: colorectal, pancreatic, esophageal, melanoma, and soft tissue sarcoma. There are other early-stage radioligand programs targeting FAP, including Clovis Oncology, Novartis, Philogen Spa and SOFIE, which may directly compete with POINT's candidate as either an imaging agent and/or therapeutic agent. However, given the early development stage of these product candidates, it is unclear whether they will be in direct competition with the product candidates from the PNT2004 program, 68Ga-PNT6555 and 177Lu-PNT6555.

CanSEEKTM, POINT's tumor microenvironment targeting prodrug platform, is too early-stage to identify direct competitors. While there are some companies such as Fusion Pharmaceuticals with early-stage technologies that hope to enhance the safety of actinium-based radioligands, the goals of our tumor microenvironment targeting prodrug platform extend beyond 225Ac-focused programs to increase the therapeutic index of radioligands regardless of the isotope used.

Many of the companies that POINT is competing against have significantly greater financial resources and expertise in research and development, manufacturing, and marketing approved products than POINT does. Furthermore, the merger and acquisition or other strategic transactions involving these companies may result in resources being concentrated among a small number of POINT's competitors. If POINT's competition develops a product that is safer or more effective than theirs or brings a product to market faster than they can, POINT could see a negative impact on their commercial success. The key competitive factors affecting the success of the Company's product candidates, if approved, are their efficacy, safety, convenience for doctors and patients, price, competitive branded and generic products, and reimbursement from government and other third-party payors.

Intellectual Property

POINT's intellectual property is critical to our business and our success depends, in large part, on our ability to maintain and develop a robust intellectual property portfolio for our technology and product candidates, as well as on our ability to defend and enforce our intellectual property rights. We generally seek to protect our product candidates and technology by seeking patent protection that would enhance clinical development and commercial success. We intend to continue relying upon patent protection, exclusivity pursuant to the Hatch-Waxman Act, trade secrets, know-how, continuing technological innovations and licensing opportunities.

As of December 31, 2022, our patent portfolio of owned and exclusively licensed patent filings included ten different patent families with pending and issued patents in the U.S. and other major markets, with several of the existing patent families still affording additional opportunities for worldwide filings. Our portfolio includes both in-licensed and internally developed intellectual property to protect our programs. Estimated expiry dates for our patent portfolio range from 2038 to 2043, with additional potential patent term adjustment and patent term extensions available in major markets and various other jurisdictions to extend the duration of patent protection.

PNT2002 Program

POINT has a patent portfolio of (currently) 26 pending and issued patents covering 177Lu-PNT2002, which includes two issued U.S. Patents and filings in another 21 countries including in the major market countries of North and South America, Asia and Europe (in the form of an European Patent Office ("EPO") application which if granted can later be activated across Europe and the U.K.). Our issued U.S. Patents cover our proprietary method for manufacturing 177Lu-PNT2002 providing high purity and extended shelf life, as well as our proprietary formulations of 177Lu-PNT2002. We intend to pursue the same or similar claims in the other countries in which the patent application has been filed. This family of patent applications also disclose additional patentable subject matter including to pharmaceutical compositions, methods of treatment and the process for production and formulation of 177Lu-PNT2002 to achieve such high purities and stability for up to five days. The patents from this family are expected to expire in July 2041, with any available patent term extensions (if applicable) added to that date.

PNT2004 Program

POINT obtained an exclusive sublicense from Bach Biosciences, to the rights in a patent portfolio currently including 29 pending patent applications covering the PNT2004 family of FAPi-targeted radioligands. This portfolio includes several pending U.S. filings and filings in another 27 countries including in the major market countries of North and South America, Asia and Europe (in the form of an EPO application which if granted can later be activated across Europe and the U.K.). The licensed patent portfolio discloses and claims (as new chemical entities) small-molecule radioligand and imaging agents based on a FAP-specific inhibitor. The pending patent applications cover, in addition to the new compositions-of-matter, pharmaceutical compositions, and methods for diagnosing, imaging or treating/reducing tissue over-expressing FAP in an animals (including humans). The patents from this family are expected to expire in March 2041, with any available patent term extensions (if applicable) added to that date.

PNT2003 Program

POINT obtained an exclusive license from CanProbe, Centre for Probe Development and Commercialization ("CPDC") and The University Health Network ("UHN") to the rights in a patent portfolio currently including 24 pending and issued patents covering 177Lu-PNT2003, which includes an issued U.S. Patent and filings in another 21 countries including in the major market countries of North and South America, Asia, Middle East and the E.U. (in the form of an EPO application which, if granted, can later be activated across Europe and the U.K.). Our issued U.S. Patent covers our proprietary formulation of 177Lu-PNT2003, which provides for a high purity and extended shelf life of the product. We intend to pursue the same or similar claims in the other countries in which the patent application has been filed. This family of applications includes additional support for patentable subject matter relating to the radioligand 177Lu-PNT2003 compound, including relating to methods of preparing the compound, pharmaceutical compositions and methods of treatment of various indications including neuroendocrine tumors using 177Lu-PNT2003. The patents from this family are expected to expire in August 2041, with any available patent term extensions (if applicable) added to that date.

PNT2001 Program

POINT obtained an exclusive license from Scintomics GmbH to a patent portfolio covering the new chemical entity underlying the PNT2001 program. This family of patents has nationalized and the license to POINT is for major markets including the U.S., Canada, the E.U. and Australia, as well as other countries. The patents cover, as new chemical entities, new amide-based radioligand compounds which bind PSMA and target PSMA-expressing tumor cells. In addition to the composition-of-matter claims, the compounds are disclosed and claimed for use in pharmaceutical or diagnostic compositions for diagnosing and/or treating cancer. The compounds may also be used for imaging and performing endoradiotherapy in diseases involving PSMA. The patents in this family will expire in December 2038, with any available patent term extensions (if applicable) added to that date.

CanSEEKTM Tumor Microenvironment-Targeting Technology Platform

POINT obtained an exclusive sublicense from Bach Biosciences to a patent portfolio of 11 (currently) pending applications. The portfolio has been filed in major market jurisdictions including the U.S., Canada, Japan, China, South Korea, Israel and Europe (in the form of an EPO application which, if granted, can later be activated across Europe and the U.K.). The pending applications cover FAP-activated radiotheranostics that enable the delivery of radiodiagnostics and radiotherapeutics selectively to the tumor microenvironment for tumors expressing the FAP enzyme. This includes radiotherapeutics designed to target other molecules or receptors in the tumor microenvironment, such as PSMA. The pending patent application also discloses FAP-activated theranostic prodrugs, compositions comprising them, and a method of treating a disorder characterized by FAP up-regulation. The patents from this family are expected to expire in December 2041, with any available patent term extensions (if applicable) added to that date.

POINT also has a non-exclusive sublicense from Avacta to a patent portfolio directed to FAP-prodrugs generally (originally licensed from Bach Biosciences to Avacta) which includes pending patent applications in major markets, and issued patents in the U.S. That license, while a freedom-to-operate license for FAP-activated radioligands generally, does include a grant of an exclusive license to POINT for FAP-activated PSMA radioligands.
License Agreements

Strategic Collaboration and License Agreements for the Commercialization of 177Lu-PNT2002 and 177Lu-PNT2003

In November 2022, POINT announced strategic collaboration and exclusive license agreements for the commercialization of 177Lu-PNT2002 and 177Lu-PNT2003 with Lantheus. In exchange for Lantheus receiving exclusive worldwide rights, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan), for 177Lu-PNT2002, POINT received a $250 million upfront payment. POINT will receive an additional payment up to $250 million upon U.S. regulatory approval, and, once certain return on investment financial thresholds have been achieved and other conditions met, royalties of 20% on net sales, as well as the potential for up to an additional $1.3 billion in various net sales milestone payments. For 177Lu-PNT2003, POINT received a $10 million upfront payment and will receive up to an additional $30 million upon U.S. regulatory approval and royalties of 15% on net sales, as well as the potential for up to an additional $275 million in various net sales milestone payments.

Lantheus and POINT will work together to prepare and Lantheus will submit the regulatory filings in the U.S. Under the Lantheus License Agreements, Lantheus will be responsible for all subsequent development of the assets post initial regulatory filings within the U.S., and for all development efforts in their territories.

In December 2022, closing conditions for the transaction, including Hart-Scott-Rodino antitrust clearance, were met and POINT received a total of $260 million in upfront payments prior to the end of 2022.

License Agreement with Bach Biosciences for PNT2004

In April 2020, we entered into a sublicense and collaboration agreement with Bach Biosciences to develop and commercialize radioligands, as amended April 14, 2020, January 5, 2021, September 24, 2021 and May 6, 2022 (collectively the “BACH Agreement”). The BACH Agreement grants to POINT Biopharma Inc. an exclusive, sublicensable, worldwide license under Bach Biosciences patent rights to use, develop, manufacture and commercialize any products arising from the licensed technology. Pursuant to the amendment dated September 24, 2021 (the "Third Amendment"), POINT Biopharma Inc. exercised its option (the “Commercialization Option”) under the BACH Agreement to acquire a worldwide exclusive, royalty-bearing license to commercialize any products and processes from uses of patent rights for FAP-targeted radioligands. The Third Amendment also amended the Sublicense Agreement to provide the Company with the first option (the “Invention Option”) to acquire a worldwide exclusive royalty-bearing license to Bach Biosciences’s patent rights, materials and know-how with respect to new inventions directed to FAP-targeted radioligands. As partial consideration for the exercise of the Commercialization Option and the grant of the Invention Option under the Third Amendment, POINT Biopharma Inc. paid, upon execution of the Sublicense Agreement, an option exercise fee of $3.3 million. Pursuant to the amendment dated May 6, 2022, (the “Fourth Amendment”), the Company and Bach Biosciences agreed to remove all regulatory and sales milestones which would have been payable from the Company to Bach Biosciences, as well as to reduce the royalty rate payable by Company to Bach Biosciences by fifty percent (one-half). In signing the Fourth Amendment, the Company agreed to pay a one-time amendment fee to Bach Biosciences of $2.0 million, and to extend the duration of the Company’s sponsored research relationship relating to the generation of new FAPi-targeting drugs with Bach Biosciences and Tufts Medical School by an additional two (2) years at the current sponsorship rate. We are also obligated to pay a low-teens percentage royalty related to the annual net sales of each licensed products or licensed process covered by a valid claim, but reduced to a single digit percentage royalty related to net sales in the absence of a valid claim by us and any of its affiliates and sublicensees based on its global sales. Royalties will be paid by POINT on a country-by-country basis beginning upon the first commercial sale in such country. There is also an additional low- teens to mid-twenties percentage sublicense fee payable to Bach Biosciences for monetary payments arising from a grant of a sub-license to a sub-licensee or in the form of other benefits, depending on the specified development stage of the product.

We have the right to terminate the BACH Agreement, upon 90 days' prior written notice to Bach Biosciences. If POINT or Bach Biosciences fails to comply with any of its respective obligations or otherwise breaches the agreement, the other party may terminate the agreement. The BACH Agreement expires upon the cessation of commercialization of the last licensed product by us. During the year ended December 31, 2022, we have made a payment to Bach Biosciences of $2.0 million related to the Fourth Amendment fee discussed above.

Concurrently in April 2020, we entered into a research agreement with Bach Biosciences for a period of five years where Bach Biosciences is contracted to perform research on our behalf, with respect to the BACH Agreement. Under the research agreement we will make payments to Bach Biosciences in accordance with an agreed upon payment schedule, upon which any sums payable will be credited against the option exercise fee under the sublicense agreement. During the year ended December 31, 2022, we made payments in connection with the sponsored research agreements in the amount of $1.8 million.
License Agreement with CanProbe for PNT2003

In December 2020 we entered into a license agreement with CanProbe (“CanProbe Agreement”). Under the CanProbe Agreement, we were granted an exclusive, sublicensable, worldwide license under CanProbe’s patent rights to use, develop, manufacture and commercialize any products arising from the patent. We are obligated to make aggregate milestone payments to CanProbe of up to $2.4 million ($3.3 million CAD) upon the achievement of receiving marketing authorization milestones for specified territories. On November 8, 2022, POINT entered into a first amendment to the CanProbe Agreement, between the POINT; CanProbe; CPDC; and UHN, collectively the (“Parties”) pursuant to which certain amendments have been made to our royalty obligations. We are obligated to pay a single digit royalty related to the annual net sales by us and any of our affiliates and sublicenses. We will pay royalties on a country-by country basis beginning upon the first commercial sale in such country. There is also an additional low-teens percentage fee payable to CanProbe for monetary payments arising from a grant of a sublicense to a sublicensee or in the form of other benefits. In the event it is necessary for us or our sublicensees to sell the product in a sub-territory or to obtain a license and to pay royalties to one or more third parties on net-sales, and if the aggregate royalty burden payable is greater than a high single digit percent of net-sales, then we may reduce the royalty fees or sub-licensing fees for sales of such product by 50% of royalties actually paid to the third party on net sales of the product in the territory in the same royalty period.

We have the right to terminate the CanProbe Agreement, upon 90 days' prior written notice. CanProbe may also terminate the agreement for specified territories under certain conditions. If POINT or CanProbe fails to comply with any of its obligations or otherwise breaches the agreement, the other party may terminate the agreement. During the year ended December 31, 2022, we paid $1.0 million in royalty payments in connection with this agreement

License Agreement with Scintomics GmbH for PNT2001

In November 2019, we entered into a sublicense agreement with Scintomics GmbH (“SCI Agreement”). Under the SCI Agreement, we were granted an exclusive, sublicensable, worldwide (other than the Middle East and Asia) license under SCI's patent rights to use, develop, manufacture and commercialize any products arising from SCI's patent rights related to PSMA ligands for imaging and endoradiotherapy. Under the SCI Agreement, we are obligated to make aggregate milestone payments to SCI of up to $25.4 million (€23.5 million) upon the achievement of specified development and regulatory milestones. We are also obligated to pay a low-teens percentage royalty related to the annual net sales by us and any of our affiliates and sublicensees. We will pay royalties on a country-by-country basis beginning upon the first commercial sale in such country. There is also an additional low thirties percentage fee payable to SCI for monetary payments arising from the grant of a sublicense to a sublicensee or in the form of other benefits

We have the right to terminate the SCI Agreement, subject to five months’ prior notice. If POINT or SCI fails to comply with any of its respective obligations or otherwise breaches the agreement, the other party may terminate the agreement upon written notification. During the year ended December 31, 2022, we made a payment to SCI of approximately $1.1 million upon the achievement of a specified development milestone.
Second License Agreement with Bach Biosciences for Tumor Microenvironment Targeting Technology

In December 2020, we entered into a sublicense and collaboration agreement with Bach Biosciences to develop and commercialize synthetic compounds that leverage a proprietary technology platform (“Second BACH Agreement”). Under the Second BACH Agreement, we were granted an exclusive, sublicensable and worldwide license under Bach Biosciences’s patent rights to use, develop, manufacture and commercialize any products arising from the patent related to the synthetic compounds. We are obligated to make aggregate milestone payments to Bach Biosciences of up to $3.0 million for the first product developed, upon the achievement of specified development and regulatory milestones and of up to $45.0 million upon the achievement of specified sales milestones. For subsequent products, we are obligated to make a milestone payment to Bach Biosciences of up to $1.0 million for major market regulatory approval and of up to $45.0 million upon the achievement of specified sales milestones. We are also obligated to pay a low-teens percentage royalty related to net sales of each licensed product or licensed process covered by a valid claim, but reduced to a single digit percentage royalty related to net sales in the absence of a valid claim. Royalty payments will be reduced in an amount equal to 100% of royalty fees paid to Avacta for the same licensed product. We will pay royalties on a country-by-country basis beginning upon the first commercial sale in such country. There is also an additional low- teens to mid-twenties percentage sublicense fee payable to Bach Biosciences for monetary payments arising from a grant of a sub-license to a sub-licensee or in the form of other benefits, depending on the specified development stage of the product.

We have the right to terminate the Second BACH Agreement upon 90 days' prior written notice to Bach Biosciences. If we fail or Bach Biosciences fails to comply with any of its obligations or otherwise breaches the agreement, the other party may terminate the agreement. The Second BACH Agreement expires upon the cessation of commercialization of the last licensed product by us. The royalty term will expire on a licensed product-by-licensed product or licensed process-by-licensed process and country-by-country basis, the time period commencing on the first commercial sale of such licensed product or licensed process in such country and continuing until the later of (i) the expiration of the last to expire valid claim covering the licensed product or licensed process in such country, or (ii) 10 years after the first commercial sale of the licensed product or licensed process in such country.

On January 22, 2021, we entered into a research agreement with Bach Biosciences for a period of three years under which Bach Biosciences is contracted to perform research on our behalf, with respect to the Second BACH Agreement. During the year ended December 31, 2022, we made payments in connection with the sponsored research agreement in the amount of $1.0 million.
License agreement with Avacta for Tumor Microenvironment Targeting Technology

In December 2020, we entered into an agreement with Avacta (the "Avacta Agreement") which is directly related to the Second BACH Agreement above. Under the Avacta Agreement, we became a sublicensee of Avacta’s license for using the intellectual property of developing and marketing FAP-activated radioligand agents. Under this agreement, we obtained an exclusive license of Avacta’s patent rights to use, develop, manufacture and commercialize any products arising from the patent.

We are further obligated to make aggregate milestone payments to Avacta of up to $4.5 million, upon the achievement of specified development milestones for our first product and up to $3.0 million each for any additional products developed with the technology upon reaching the specified development milestones. In addition, we are obligated to pay a milestone payment of $5.0 million for each product for the regulatory milestone being approved in specified territories. We are also obligated to pay a single digit percentage royalty (subject to a reduction on certain conditions) related to the annual net sales by us, our affiliates or our sublicensees for each licensed product or license process and a single digit percentage royalty on a specified product arising out of the patents. The royalty rate will be reduced by 50% for net sales occurring in the U.S. if there is no valid claim at the time of sale. There is also an additional single digit percentage fee payable to Avacta for monetary payments arising from a grant of a sublicense to a sublicensee or in the form of other benefits. We are responsible for all costs and expenses incurred related to the development, manufacture, regulatory approval and commercialization of all licensed products.

We have the right to terminate the Avacta Agreement, subject to 90 days' prior notice to Avacta. If POINT or Avacta fails to comply with any of its respective obligations or otherwise breaches the agreement, the other party may terminate the agreement. The Avacta Agreement will expire on a licensed product-by-licensed product or licensed process-by-licensed process and country-by-country basis, upon the expiration of the royalty term in such country. The royalty term will expire on a licensed product-by-licensed product or licensed process-by-licensed process and country-by-country basis, with the royalty term commencing on the first commercial sale of such licensed product or licensed process in such country and continuing until the later of (i) the expiration of the last to expire valid claim covering the licensed product or licensed process in such country, or (ii) 10 years after the first commercial sale of the licensed product or licensed process in such country. During the year ended December 31, 2022, we did not make any payments to Avacta in connection to this license agreement.
License agreement with Belgian Nuclear Research Centre

On June 30, 2021, we entered into a license agreement (the “SCK-CEN Agreement”) with the Belgian Nuclear Research Centre (“SCK-CEN”). Under the SCK-CEN Agreement, we were granted a worldwide, royalty-bearing, non-exclusive, sublicensable license under SCK-CEN’s patent rights to develop, make, have made, use and import n.c.a. 177Lu using SCK-CEN Technology. We are obligated to make aggregate milestone payments to SCK-CEN of up to $0.1 million (€0.1 million) upon the achievement of certain technology implementation milestones. We are also obligated to make aggregate minimum royalty payments of $7.6 million (€7.1 million) over the course of eight years commencing in 2023 with an annual cap of €6.3 million over the same term. During the year ended December 31, 2022, we paid $34.0 thousand upon the achievement of specified development milestones in connection to this license agreement.

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

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the Effective Time was exchanged for shares of the Common Stock or comparable vested equity awards that are exercisable for shares of Common Stock, as applicable, based on an implied POINT Biopharma Inc. vested equity value of $585 million (which results in a conversion ratio of approximately 3.59:1); (ii) all unvested equity awards of POINT Biopharma Inc. were exchanged for comparable unvested equity awards that are exercisable for shares of Common Stock, determined based on the same exchange ratio at which the vested equity awards were exchanged for shares of Common Stock; and (iii) each share of Class A common stock, par value $0.0001 per share, of RACA (“Class A Common Stock”) and each share of Class B common stock, par value $0.0001 per share, of RACA (“Class B Common Stock”) that was issued and outstanding immediately prior to the Effective Time became one share of Common Stock following the consummation of the Business Combination.

In addition, concurrently with the execution of the Business Combination Agreement, on March 15, 2021, RACA entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and RACA agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $165 million (the “PIPE Financing”). The PIPE Financing was consummated concurrently with the closing of the Business Combination. We received net proceeds of approximately $260.0 million consisting of proceeds of the PIPE

Financing and the proceeds remaining in RACA’s trust account. Transaction costs of approximately $27.0 million consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.
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

We, along with third-party contractors, are also required to comply with the various preclinical, clinical, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of the PNT2001, PNT2002, PNT2003, and PNT2004 programs, or CanSEEKTM or any future drug candidate. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and effectiveness must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
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

Our product candidates and any future drug product candidates we may develop must be approved by the FDA through a new drug application (“NDA”), the vehicle through which drug sponsors formally propose that the FDA approve a new drug for sale and marketing in the U.S. NDAs can be divided into the following four categories:

1.A standalone NDA is an application submitted under section 505(b)(1) and approved under section 505(c) of the FDCA that contains full reports of investigations of safety and effectiveness that were conducted by or for the applicant or for which the applicant has a right of reference or use.

2.A 505(b)(2) application is an NDA submitted under section 505(b)(1) and approved under section 505(c) of the FDCA that contains full reports of investigations of safety and effectiveness, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use.

3.An abbreviated new drug application ("ANDA") is an application submitted and approved under section 505(j) of the FDCA for a drug product that is a duplicate of a previously approved drug product. An ANDA relies on FDA’s finding that the previously approved drug product, i.e., the reference listed drug (RLD) is safe and effective. An ANDA generally must contain information to show that the proposed generic product (1) is the same as the RLD with respect to the active ingredient(s), conditions of use, route of administration, dosage form, strength, and labeling (with certain permissible differences) and (2) is bioequivalent to the RLD. An ANDA may not be submitted if clinical investigations are necessary to establish the safety and effectiveness of the proposed drug product.

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

•potential FDA audit of the clinical trial sites that generated the data in support of the NDA; and

•FDA review and approval of the NDA, including (if deemed necessary by FDA) consideration of the views of any FDA Advisory Committee, prior to any commercial marketing or sale of the drug for the intended indications in the U.S.

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

An IND sponsor must submit the results of its preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless, before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational drug to humans under the supervision of qualified investigators, who are generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP and regulations governing the protection of human research participants. All research participants must provide voluntary informed consent for their participation in any clinical trial.

Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, participant selection and exclusion criteria and the parameters to be used to monitor participant safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial participant or his or her legal representative, and must monitor the clinical trial until completed. The IRB is responsible for ensuring that human participants' rights and privacy are maintained. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board (“DSMB”), which provides authorization for whether or not a study may move forward at designated check-points based on access to certain data from the study. The DSMB may halt the clinical trial if it determines that there is an unacceptable safety risk for participants or other grounds, such as no demonstration of efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection (if deemed necessary).

Clinical trials generally are conducted in three sequential phases, known as phase 1, phase 2 and phase 3. Trials and phases may overlap or be combined.

•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected individuals who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•Phase 2 clinical trials involve studies in disease-affected individuals to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted. For oncologic diseases with high unmet medical need phase 2 trials with primary endpoints considered a validated surrogate for clinical effectiveness may support accelerated approval. Multiple phase 2 clinical trials may be conducted to obtain information prior to beginning larger, confirmatory phase 3 clinical trials.

•Phase 3 clinical trials generally involve a large number of disease-affected individuals at multiple sites and are designed to provide the statistically significant data necessary to demonstrate or confirm the effectiveness of the product candidate for its intended use, to demonstrate or confirm its safety in use, to establish the overall benefit/risk relationship of the product candidate and to provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of people in the intended therapeutic indication. In some cases, the FDA may require phase 4 clinical trials as a condition for approval of the NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human participants and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, phase 2 and phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to humans.

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

Once a NDA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing (a 60-day process) or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process can be significantly extended by FDA requests for additional information or clarification.

The FDA reviews a NDA to determine, among other things, whether a drug is safe and effective and that any facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety and effectiveness. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing processes, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Even if approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review). The FDA may also review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, provided that the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA. The review clock does not begin until the final section of the NDA is submitted.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA generally requires the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Post-marketing adequate and well-controlled studies would usually be already underway at the time of NDA approval. Among other reforms, the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), part of the Consolidated Appropriations Act, 2023, which was signed into law on December 29, 2022, expanded the FDA’s authority with regard the accelerated approval pathway for drugs and biologics. The statute requires the FDA to specify the conditions for any post-approval studies by the date of the accelerated approval (e.g., enrollment targets), and permits the FDA to require, as appropriate, that post-marketing confirmatory studies be underway prior to approval or within a specific time period following approval. Accelerated approval sponsors must submit periodic progress reports (every 180 days) on required post-approval trials and related conditions. The FDORA also outlines FDA procedures for withdrawing accelerated approval of a drug or indication approved under accelerated approval on an expedited basis. As an additional condition of accelerated approval, the FDA generally requires the pre-approval of promotional materials, which could adversely affect the timing of the commercial launch of a product. The FDA is expected to issue several guidance documents regarding accelerated approval and post-approval studies by mid-2024.

Fast track designation, priority review, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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

Orphan designation must be requested before submitting a NDA. After the FDA grants orphan designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or automatically shorten the duration of, the regulatory review or approval process. However, the orphan designation allows the sponsor to receive tax credits and a user fee waiver.

If a product that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. A designated orphan product may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of people with the rare disease or condition.
Pediatric Information

Section 504 of the FDA Reauthorization Act of 2017 ("FDARA") amended section 505B of the FDCA to require—for original applications submitted on or after August 18, 2020—pediatric investigations of certain targeted cancer drugs with new active ingredients, based on molecular mechanism of action rather than clinical indication. Specifically, if an original NDA is for a new active ingredient, and the drug that is the subject of the application is intended for treatment of an adult cancer and directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer, reports on the molecularly targeted pediatric cancer investigation must be submitted with the marketing application, unless FDA formally waives or defers the requirement after submission of an initial Pediatric Study Plan.
Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, addressing, among other things, monitoring and record-keeping activities, reporting of adverse experiences, product sampling and distribution, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, most modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, are subject to FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA.

The FDA may also place other conditions on approvals including the requirement for REMS to assure the safe use of the product. If the FDA concludes REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing. Product approvals may also require post-marketing requirements ("PMRs"), which include studies and clinical trials that sponsors are required to conduct under one or more statutes or regulations, and/or post-marketing commitments ("PMCs"), which are studies or clinical trials that a sponsor has agreed to conduct but that are not required by a statute or regulation.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. Even with our facility in Indianapolis, Indiana, being operational, we may also rely on third parties for the production of clinical supply of our product candidates in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the investigation and correction of any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post-approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved NDA, including recall.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, but are not limited to:

•restrictions on the marketing or manufacturing of a product, mandated modification of promotional materials or the issuance of corrective information, issuance by the FDA or other regulatory authorities of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product, or complete withdrawal of the product from the market or product recalls;

•fines, warning or untitled letters or holds on post-approval clinical studies;

•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

•product seizure or detention, or refusal by the FDA to permit the import or export of products; and

•injunctions or the imposition of civil or criminal penalties.

U.S. Healthcare Laws and Regulation

The pharmaceutical industry is subject to extensive and complex federal and state laws and regulations, including those related to healthcare fraud and abuse, privacy and security of health information and other personal data, transparency of financial relationships, registration of manufacturers and distributors, and marketing. These laws and regulations are broadly applicable, may vary across jurisdictions, and are administered by several different government agencies, including the FDA, the U.S. Department of Health and Human Services (“HHS”), the Centers for Medicare and Medicaid Services (“CMS”), and the U.S. Department of Justice (“DOJ”). Further, these laws and regulations are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. Noncompliance with applicable laws and regulations may result in the imposition of civil and criminal penalties that could adversely affect our operations and financial condition.
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

Federal civil and criminal false claims laws, including the civil FCA, govern the submission of claims for reimbursement and prohibit individuals and entities from making false claims or statements. The FCA may be enforced by the federal government directly or by a private individual, acting as a “whistleblower,” on behalf of the federal government. There are many potential bases for liability under the FCA, including knowingly, submitting a false claim for reimbursement to the federal government or submitting claims for services or items generated in violation of the Anti-Kickback Statute. Parties can be held liable under the FCA even when they do not directly submit claims to government payors if they are deemed to cause the submission of false or fraudulent claims. If a defendant is determined to have violated the FCA, they may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, and may be excluded from participation in federal healthcare programs. Additionally, individuals or entities may be subject to criminal penalties under the criminal FCA.

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
Privacy and Security

Privacy and security regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), restrict the use and disclosure of individually identifiable health information (“protected health information”), provide for individual privacy-related rights, require safeguards for protected health information and require notification of breaches of unsecure protected health information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most healthcare providers. Entities that handle protected health information on behalf of covered entities (known as business associates) are required to comply with certain provisions of the security and privacy regulations. Although we are not a covered entity or business associate, we are impacted by HIPAA indirectly. For example, HIPAA restricts the use and disclosure of protected health information for research, which may limit our ability to receive protected health information that is not redacted from covered entities and business associates. We may be required to agree to privacy and security terms as a condition of receiving data, and failure to comply with those terms could result in civil and criminal penalties.

There are several other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal information. These laws vary, and noncompliance may result in penalties or other disincentives. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which was significantly modified by the California Privacy Rights Act, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. In addition to civil penalties for violations, the laws provide for a private right of action for data breaches. Although information collected, used or disclosed in research, including clinical trials, and information governed by HIPAA are currently exempt from the CCPA, our other personal information collection practices may be subject to the CCPA and similar state laws. Some other states also afford consumers expanded privacy protections, and several privacy bills have been proposed at both the federal and state level that may result in additional legal requirements that impact our business. Foreign laws, including for example the E.U.’s General Data Protection Regulation (“GDPR”), also govern the privacy and security of health information in some circumstances, and may differ significantly from HIPAA.

The costs associated with developing and maintaining systems to comply with evolving data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines can be substantial.
Sunshine Laws

The federal government and certain state governments have enacted laws, sometimes referred to as “sunshine laws” that aim to increase transparency in financial relationships between manufacturers of drugs, devices, biologicals, or medical supplies and healthcare professionals and teaching hospitals. These laws and implementing regulations generally require manufacturers to disclose payments and other transfers of value provided to healthcare physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals and to disclose ownership and investment interests held by healthcare professionals and their immediate family members. These reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Under the federal Physician Payments Sunshine Act, CMS collects data submitted by manufacturers of drugs, devices, biologics and medical supplies covered by federal healthcare programs and publishes the data on its public Open Payments website. In addition, some states have sunshine laws that are broader than the federal law by requiring the reporting of a larger set of payments or activities and including additional types of healthcare professionals or entities. Failure to comply with sunshine laws may result in sanctions, including civil monetary penalties.
Pharmaceutical Industry Compliance

Manufacturers and distributors of drug products are subject to state laws requiring registration with the state, which may extend to manufacturers and distributors that ship products into a state even if they do not have a place of business within the state. The federal government and some state governments also require manufacturers and distributors to maintain records regarding the history of products in the chain of distribution. Federal law requires manufacturers to provide product tracing information to subsequent supply chain partners. The federal Drug Supply Chain Security Act (“DSCSA”) governs the system of tracing certain prescription drugs as they are distributed in the U.S., with the goal of protecting consumers from drugs that may be counterfeit, contaminated, stolen, or adulterated. This law requires manufacturers to, prior to or at the time of each transfer of ownership of a drug, provide the next owner with transaction history and other information and to only engage in transactions with authorized trading partners. In the event of a recall or an inquiry regarding a potentially illegitimate product, manufacturers must be able to provide information regarding the transaction history and other information about the products. Violations of the DSCSA may result in fines or imprisonment. Many states have similar laws and enforce recordkeeping and licensure requirements.

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

The marketability of any drug candidate for which we receive regulatory approval for commercial sale may be negatively impacted if commercial payors and government healthcare programs do not provide adequate coverage and reimbursement. There is no guarantee that coverage or adequate reimbursement will be available for any of our products or product candidates, even if the product candidates are FDA-approved. If adequate coverage and reimbursement is not available, we may not be able to realize an appropriate return on our investment in product development.
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
Drug Pricing Policies and Related Reforms

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

There is uncertainty regarding the ultimate effect of the Affordable Care Act, particularly as it has been, and continues to be, subject to legislative and regulatory changes and court challenges. However, President Biden has indicated that his administration intends to protect and strengthen the Affordable Care Act and Medicaid programs. There is also uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored coverage, such as single-payor proposals (commonly referred to as “Medicare for All”) and changes to Medicare age requirements. These proposals could lead to increased coverage levels and utilization of services. However, the impact and timing of additional reform initiatives is unclear.

In recent years, there has been heightened governmental and public scrutiny over the manner in which pharmaceutical manufacturers set prices for their products. This has resulted in proposed and enacted federal and state legislation and regulations, executive orders and other initiatives and proposals designed to increase transparency in product pricing, review the relationship between pricing and manufacturer patient programs and reform government reimbursement methodologies for pharmaceutical products. For example, the Inflation Reduction Act, passed in August 2022, requires drug manufacturers to pay rebates if prices for certain drugs increase faster than the rate of inflation (beginning in 2023), caps annual out-of-pocket drug costs for Medicare Part D beneficiaries (effective in 2024), and allows the federal government to negotiate drug prices with pharmaceutical manufacturers for a select number of high-cost drugs (prices to take effect beginning in 2026), among other drug pricing provisions. In February 2023, CMS announced that its Innovation Center will test new payment models intended to lower drug prices, including the Accelerating Clinical Evidence Model, which will focus on drugs that receive accelerated approval from the FDA, and the Cell & Gene Therapy Access Model, which will test a partnership approach between CMS, drug manufacturers, and state Medicaid agencies for administering outcomes-based agreements to help Medicaid beneficiaries access high-cost specialty drugs. In addition, HHS, the

Department of Labor and the Department of the Treasury issued a Transparency in Coverage final rule in 2020 that, for plan years beginning on or after January 1, 2022, requires health plans to disclose on a public website the negotiated rates and historical net pricing for prescription drugs and to provide consumers with personalized cost-sharing information. The agencies also issued an interim final rule in November 2021, implementing certain reporting requirements imposed by the No Surprises Act, requiring health plans to disclose, among other things, information on the most frequently dispensed and costliest drugs, as well as prescription drug rebates paid by drug manufacturers to plans, issuers, third-party administrators and pharmacy benefit managers. CMS announced its intention to start enforcement of the transparency requirements beginning July 1, 2022. Beginning in 2023, the agencies will issue biennial public reports on prescription drug pricing trends and the impact of prescription drug costs on premiums and out-of-pocket costs.

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

In addition, HHS OIG issued a final rule in 2020 that amends the discount safe harbor of the federal Anti-Kickback Statute to exclude rebates from drug manufacturers to Medicare Part D plan sponsors, adds a safe harbor to protect point-of-sale reductions from a drug manufacturer to a Part D or Medicaid managed care organization, and adds a safe harbor to protect certain drug manufacturer payments to pharmacy benefit managers. However, this rule was subject to legal challenges, and the Inflation Reduction Act prohibits implementation of the rule prior to January 1, 2032.

The Biden administration and certain members of Congress have indicated their intent to continue to pursue drug pricing reforms. Proposals include allowing additional importation of prescription drugs from other countries and modifying the design of the Medicare Part D program. Some states also have passed legislation and issued regulations designed to lower prescription drug costs. These and other initiatives at the federal and state levels, if enacted and implemented, may directly or indirectly affect pricing of our product candidates.

Additionally, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, (the “Right to Try Act”) provides a federal framework for eligible patients to access certain investigational drugs that are the subject of an active IND application submitted to the FDA, but that have not been approved or licensed by the FDA for any use. The Right to Try Act allows patients to seek treatment without participating in a clinical trial and without obtaining FDA permission under the FDA Expanded Access Program (i.e., compassionate use). Manufacturers are not obligated under the Right to Try Act to make products available to eligible patients Manufacturers and sponsors that provide an eligible investigational drug under the Right to Try Act must submit an annual summary to the FDA of the use of any drugs supplied under the statute. Most states have enacted similar laws.

The FDORA, which was enacted in December 2022, provides for several changes to the FDA’s regulatory framework, including changes to the accelerated approvals pathway and requirements intended to modernize clinical trials, including through diversity action plans. The legislation also created new programs, including an emerging technology program that is intended to support the adoption of innovative approaches to drug design and manufacturing.
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

•clinical trials on humans, which require authorization by Health Canada to collect further safety and efficacy data;

•a drug submission with Health Canada, including review by Health Canada that can take between one and two years;

•a market authorization decision by Health Canada and issuance of a notice of compliance (NOC) and drug identification number (DIN); and

•public access to the drug product through submission to provincial and territorial public drug benefit programs, subject to post-marketing surveillance, inspection and investigation by Health Canada.
Employees
As of December 31, 2022, we had 129 employees. We also utilize the services of several consultants. We believe our relationship with our employees and consultants is good.
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
Risks Related to POINT’s Financial Condition and Capital Requirements
POINT has incurred significant losses for most of its operating history and may not be able to achieve or sustain revenues or profitability in the future.
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
For the years ended December 31, 2021 and 2022, POINT reported net loss of $45.9 million and net income $98.3 million, respectively. Following the year end December 31, 2022, POINT expects to incur significant losses for the foreseeable future, and POINT could experience substantial additional losses to the extent that POINT:
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
•hires and retains additional personnel, such as clinical, regulatory, quality control, scientific, commercial and administrative personnel;

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

•continues to experience delays or interruptions from the impact of COVID-19; and

•competes with technological and market developments;

Because of the numerous risks and uncertainties associated with drug product development, POINT is unable to accurately predict the timing or amount of increased expenses it will incur or when, if ever, it will be able to sustain profitability. Even if POINT succeeds in commercializing one or more of its product candidates, POINT will continue to incur substantial research and development, manufacturing and other expenditures to develop, seek regulatory approval for, and market additional product candidates. POINT may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect POINT’s business. The size of POINT’s future net losses will depend, in part, on the rate of future growth of its expenses and its ability to generate revenue. POINT’s prior losses and expected future losses have had and will continue to have an adverse effect on POINT’s stockholders’ equity and working capital.
POINT will still require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force POINT to delay, limit, reduce or terminate its product development or commercialization efforts.

As of December 31, 2022, POINT had cash, cash equivalents and investments totaling $541.3 million and accumulated earnings of $39.0 million. POINT’s operations have consumed substantial amounts of cash since inception. POINT expects to continue to spend substantial amounts to continue the clinical development of its remaining PSMA-targeted radioligand program (PNT2001), fibroblast activation protein-targeted radioligand program (PNT2004), and future clinical trials for its other product candidates and to continue to identify new product candidates.
POINT will require significant additional amounts of cash in order to launch and commercialize its current and future product candidates to the extent that such launch and commercialization are not the responsibility of Lantheus or a collaborator that POINT may contract with in the future. In addition, other unanticipated costs may arise in the course of POINT’s development efforts. Because the design and outcome of POINT’s planned and anticipated clinical trials is highly uncertain, POINT cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate POINT develops.
POINT’s future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching, developing and if marketing approval is received commercializing product candidates from the PNT2001 and PNT2004 programs, and its other product candidates;

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

POINT currently anticipates that, based on its existing research and development programs and expectations related to the build out of its manufacturing facility, POINT’s existing cash, cash equivalents and investments will enable POINT to fund its operating expenses and capital expenditure requirements into 2026. POINT’s estimate may prove to be wrong, and POINT could use its available capital resources sooner than currently expected. Further, changing circumstances, some of which may be beyond POINT’s control, could cause POINT to consume capital significantly faster than it currently anticipates, and POINT may need to seek additional funds sooner than planned.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business and financial condition. The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC") created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
POINT’s limited operating history may make it difficult for you to evaluate the success of its business to date and to assess its future viability.

POINT is a clinical-stage precision oncology company with a limited operating history. POINT was founded to advance the development and commercialization of radioligand therapies for the treatment of cancer in September 2019. POINT may have access to additional experience through its collaboration with Lantheus, but this collaboration is limited in its scope. Consequently, any predictions you make about POINT’s future success or viability may not be as accurate as they could be if POINT had a longer operating history.
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
POINT’s future success depends on the successful development of its product candidates, which are designed to treat cancers using targeted radioligand therapies, representing a novel approach to radioligand therapy. 177Lu oncology therapy is relatively new, and only two 177Lu therapies have been approved in the U.S. or the E.U. and only a limited number of clinical trials of products based on 177Lu therapies have commenced. There are currently no approved therapies which use 225Ac. Global supply of 225Ac is also currently limited and may not be capable of expanding sufficiently to enable commercial volume manufacturing of 225Ac therapies. As such, it is difficult to accurately predict the developmental challenges POINT may incur for its product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, there may be long-term effects from treatment, including late radiation toxicity, with any of POINT’s current or future product candidates that it cannot predict at this time. It is difficult for POINT to predict the time and cost of the development of its product candidates, and it cannot predict whether the application of its technology, or any similar or competitive technologies, will result in the identification, development, and regulatory approval of any product candidates. There can be no assurance that any development problems POINT experiences in the future related to its technology or any of its research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved at all. Any of these factors may prevent POINT from completing its preclinical studies and clinical trials that it may initiate or commercializing any product candidates it may develop on a timely or profitable basis, if at all. In addition, the success of POINT’s targeted radioligand therapies, including its lead product candidates, will depend on several factors, including the following:
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

POINT is very early in its development efforts. In November 2022, POINT entered into an agreement with Lantheus pursuant to which Lantheus was granted exclusive world-wide licenses (excluding certain countries in Asia) to commercialize 177Lu-PNT2002 and 177Lu-PNT2003. The success of POINT’s product candidates will depend on several factors, including the following:
•Lantheus' ability to successfully commercialize 177Lu-PNT2002 and 177Lu-PNT2003:
•successful initiation and completion of preclinical studies;

•successful initiation of clinical trials;

•successful participant enrollment in, and completion, of clinical trials;

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
POINT may experience delays in obtaining the FDA’s authorization to initiate clinical trials. Additionally, POINT cannot be certain that preclinical studies or clinical trials for its product candidates will begin on time, not require redesign, enroll an adequate number of participants on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:
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

•having participants complete a clinical trial or return for post-treatment follow-up;

•clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;

•having third-party contractors fail to complete their obligations in a timely manner or failing to comply with applicable regulatory requirements;

•addressing participants safety concerns that arise during the course of a clinical trial;

•access or travel to clinical sites as a result of COVID-19;

•adding a sufficient number of clinical trial sites;
•access to raw materials, such as radioisotopes;

•obtaining sufficient product supply of POINT’s product candidates for use in preclinical studies or clinical trials from third-party suppliers; or

•lack of efficacy evidenced during clinical trials, which risk may be heightened given the advanced state of disease and lack of response to prior therapies of participants in certain clinical trials.

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
The commercial success of POINT’s product candidates will depend upon competitive products, public perception of radioligands and the degree of their market acceptance by physicians, patients, healthcare payors and others in the medical community.
Adverse events in clinical trials of POINT’s product candidates or in clinical trials of others developing similar products and the resulting negative publicity, as well as any other adverse events in the field of radioligands that may occur in the future, could result in a decrease in demand for POINT’s current product candidates or any product candidates that it may develop. If public perception is influenced by claims that radioligands or specific therapies within radioligands are unsafe or less safe than available alternatives, POINT’s product candidates may not be accepted by the general public or the medical community.
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

•the results of clinical trials may not meet the level of statistical significance required by the FDA or similar foreign regulatory authorities for marketing approval, or that regulatory agencies may require it to include a larger number of participants than POINT anticipated;

•the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which it relies;

•the quality of its product candidates or other materials necessary to conduct preclinical studies or clinical trials of its product candidates, including any potential companion diagnostics, (imaging radioligand for participant selection) may be insufficient or inadequate;
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
In addition, for POINT’s phase 3 clinical trial of 177Lu-PNT2002 (SPLASH; NCT04647526), UHN's clinical trial of 177Lu-PNT2003 (OZM-067; NCT02743741) and any future clinical trials that may be completed for other product candidates, POINT cannot guarantee that the FDA will interpret the results as POINT does, and more trials could be required before it submits its product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA to support a marketing application, approval of POINT’s product candidates may be significantly delayed or prevented entirely, or it may be required to expend significant additional resources, which may not be available to it, to conduct additional trials in support of potential approval of its product candidates.
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
Interim, “top line” and preliminary data from POINT’s clinical trials that it announces or publishes from time to time may change as more participant data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, POINT may publish interim, “top line” or preliminary data from its clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. POINT has included certain interim data obtained from UHN in this Form 10-K, which is also subject to change following a full analysis of all data related to the particular trial. POINT also makes assumptions, estimations, calculations and conclusions as part of its analyses of data, and it may not have received or had the opportunity to fully and carefully evaluate all data. For example, POINT’s ongoing trials of 177Lu-PNT2002 and 177Lu-PNT2003 are open-label trials and it may decide to disclose interim, “top line,” or preliminary safety data at certain points in their development. Such data from clinical trials that POINT may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. Interim, “top line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data POINT previously published. As a result, interim, “top line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, “top line” or preliminary data and final data could significantly harm POINT’s reputation and business prospects.
In addition, the information POINT chooses to publicly disclose regarding a particular study or clinical trial is distilled from a large body of raw data and you or others may not agree with what POINT determines is the material or otherwise appropriate information to include in its disclosures, and any information POINT determines not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or its business. If the interim, “top line,” or preliminary data that POINT reports differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, POINT’s ability to obtain approval for and commercialize its product candidates, its business, prospects, financial condition and results of operations may be harmed.
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
POINT’s product candidates may cause adverse events, undesirable side effects or have other properties that could halt their preclinical or clinical development, prevent, delay, or cause the withdrawal of their regulatory approval, limit their commercial potential, or result in significant negative consequences, including death of patients. If any of POINT’s product candidates receive marketing approval and POINT, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, POINT’s ability, or that of any collaborators, to market the drug could be compromised.
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

Treatment-related undesirable side effects or adverse events could also affect participant recruitment or the ability of enrolled participants to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with POINT. POINT expects to have to educate and train medical personnel using its product candidates to understand their side effect profiles, both for its clinical trial for 177Lu-PNT2002 (SPLASH; NCT04647526), UHN's clinical trial of 177Lu-PNT2003 (OZM-067; NCT02743741), and for any future clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of POINT’s product candidates could result in adverse events to patients, including death. Additionally, there could be later discovery of longer-term undesirable side effects associated with POINT’s product candidates, including the potential discovery of late radiation toxicity. Any of these occurrences may materially and adversely harm POINT’s business, financial condition, results of operations and prospects.
Clinical trials of POINT’s product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that POINT’s clinical trials, or those of any collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of POINT’s product candidates receives marketing approval and POINT, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, including during any long-term follow-up observation period recommended or required for patients who receive treatment using POINT’s products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product, seize the product, or seek an injunction against its manufacture or distribution;

•POINT, or any collaborators, may be required to recall the product, change the way such product is administered to patients or conduct additional clinical trials;

•additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication, or impose distribution or use restrictions;

•POINT, or any collaborators, may be required to create a Risk Evaluation and Mitigation Strategy, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•POINT, or any collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•POINT, or any collaborators, could be sued and held liable for harm caused to patients;

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

In an attempt to contain the spread and impact of the COVID-19 pandemic, travel bans and restrictions, quarantines, shelter-in-place orders and other limitations on business activity have been implemented globally. Specifically, the U.S. government-imposed travel restrictions on travel between the U.S., Europe and certain other countries, and other countries have imposed travel restrictions against those traveling to or from the U.S. and other countries. Although some restrictions aimed at minimizing the spread of COVID-19 have been eased or lifted in the U.S. and other countries, in response to local surges and new waves of infection, some countries, states, and local governments may reinstitute these restrictions from time to time. POINT has a principal executive office in Toronto, Ontario and a manufacturing facility in Indianapolis, Indiana.

In response to public health directives and orders and to help minimize the risk of the virus to POINT’s employees, POINT has taken precautionary measures, including implementing work-from-home policies for certain employees. The effects of the public health directives and orders and POINT’s work-from-home policies may negatively impact productivity, disrupt its business and delay its clinical programs and timelines and any future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on POINT’s ability to conduct its business in the ordinary course. These and similar, and perhaps more severe, disruptions in POINT’s operations could negatively impact its business, financial condition and results of operations, including its ability to obtain financing.
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
In addition, POINT’s clinical trials of 177Lu-PNT2002, and any future clinical trials, have been and may be further affected by the COVID-19 pandemic, including:
•delays or difficulties in enrolling participants in the clinical trial, including participant inability to comply with clinical trial protocols if quarantines impede participant movement or interrupt healthcare services;
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

For POINT’s clinical trials that it may conduct at sites outside the U.S., in addition to the risks listed above, it has also experienced, and may also in the future experience, the following adverse impacts:
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

The global COVID-19 pandemic and emergence of variants continues to evolve. The extent to which the COVID-19 pandemic may impact POINT’s business and clinical trials will depend on future developments, which are uncertain and cannot be predicted with confidence, such as the duration of any outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease, and the efficacy and the ability to widely distribute vaccines.
The market opportunities for POINT’s product candidates may be smaller than POINT anticipated or may be limited to those patients who are ineligible for or have failed prior treatments. If POINT encounters difficulties enrolling participants in its clinical trials, its clinical development activities could be delayed or otherwise adversely affected.
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
POINT may initially seek approval of some of its product candidates as second- or third-line therapies for patients who have failed other approved treatments. Subsequently, for those product candidates that prove to be sufficiently beneficial, if any, POINT would expect to seek approval as a second-line therapy and potentially as a front-line therapy, but there is no guarantee that its product candidates, even if approved for third-line therapy, would be approved for second-line or front-

line therapy. In addition, POINT may have to conduct additional clinical trials prior to gaining approval for second-line or front-line therapy.
POINT may encounter difficulties enrolling participants in its clinical trials, and its clinical development activities could thereby be delayed or otherwise adversely affected.
The timely completion of clinical trials in accordance with their protocols depends, among other things, on POINT’s ability to enroll a sufficient number of participants who remain in the trial until its conclusion. POINT may experience difficulties in participant enrollment in its clinical trials for a variety of reasons, including:
•the size and nature of the patient population;

•the participant eligibility criteria defined in the protocol;

•the size of the trial population required for analysis of the trial’s primary endpoints;

•the proximity of participants to trial sites;

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

•its ability to obtain and maintain patient consents; and

•the risk that participants enrolled in clinical trials will not complete a clinical trial.

In addition, POINT’s clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as POINT’s product candidates, and this competition will reduce the number and types of patients available to it, because some patients who might have opted to enroll in POINT’s trials may instead opt to enroll in a trial being conducted by one of its competitors. POINT may conduct some of its clinical trials at the same clinical trial sites that some of its competitors use, which will reduce the number of patients who are available for its clinical trials at such clinical trial sites. Moreover, because POINT’s product candidates represent a departure from more commonly used methods for cancer treatment, potential participants and their doctors may be inclined to only use conventional therapies, such as chemotherapy and external beam radiation, rather than enroll in any future clinical trial.
Even if POINT is able to enroll a sufficient number of participants in its clinical trials, delays in participant enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect POINT’s ability to advance the development of its product candidates.
POINT currently has a minimal marketing and sales organization and has no experience in marketing products. If POINT is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its product candidates, if approved for commercial sale, it may not be able to generate product revenue.
POINT currently has a very minimal in-house sales, marketing or distribution capabilities and has no experience in marketing products. POINT intends to further develop its in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. POINT will have to compete with other pharmaceutical companies to recruit, hire, train and retain marketing and sales personnel.

If POINT is unable or decides not to establish internal sales, marketing and distribution capabilities, it will pursue collaborative arrangements regarding the sales and marketing of its product candidates, if approved and licensed. However, there can be no assurance that POINT will be able to establish or maintain such collaborative arrangements, or if it is able to do so, that they will have effective sales forces. In connection with 177Lu-PNT2002 and 177Lu-PNT2003, POINT has elected to enter into the License agreements with Lantheus, pursuant to which Lantheus will market and sell 177Lu-

PNT2002 and 177Lu-PNT2003, if they are approved. Any revenue POINT receives will depend upon the efforts of Lantheus and any other third parties, which may not be successful. POINT may have little or no control over the marketing and sales efforts of such third parties and its revenue from product sales may be lower than if it had commercialized its product candidates itself. POINT also faces competition in its search for third parties to assist it with the sales and marketing efforts of its product candidates.
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
Due to POINT's limited access to capital and the significant resources required for the development of its product candidates, POINT must prioritize development of certain of its product candidates over others. In doing so, POINT may expend its limited resources to pursue a particular product candidate and forgo the opportunity ti capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

POINT has limited resources and access to capital and, as a result, must decide which product candidates to pursue and the amount of resources to allocate to each. POINT’s decisions regarding the allocation of research, collaboration, management, financial and other resources toward the development of its lead product candidates may not result in the development of viable commercial products, and may divert resources away from opportunities with a greater likelihood of commercial success. Such decisions may cause POINT to fail to capitalize on profitable market opportunities. Further, POINT’s spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If POINT does not accurately evaluate the commercial potential or target market for a particular future product candidate or misreads certain trends in the biopharmaceutical industry, it may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for POINT to retain sole development and commercialization rights to such future product candidates.
POINT currently conducts and may in the future conduct clinical trials for its product candidates outside the U.S., and the FDA and similar foreign regulatory authorities may not accept data from such trials.
POINT is currently conducting clinical trials in Canada, Europe, and the U.K. and may in the future choose to conduct additional clinical trials outside the U.S., including in Australia and other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the U.S. by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the U.S. are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of POINT’s business plan, and which may result in its product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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

•its ability to recruit and enroll participants for its clinical trials;

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
POINT has limited experience as a company managing a manufacturing facility.
POINT’s operation of its manufacturing facility requires significant resources, and POINT, as a company, has limited experience managing a manufacturing facility. In part because of its inexperience, POINT may have unacceptable or inconsistent product quality success rates and yields, and may be unable to maintain adequate quality control, quality assurance, and qualified personnel. In addition, if POINT switches from its current contract manufacturers to its own manufacturing facility for one or more of its product candidates in the future, it may need to conduct additional preclinical studies to bridge its modified product candidates to earlier versions. Failure to successfully operate its manufacturing facility could adversely affect the commercial viability of POINT’s product candidates.
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

POINT currently relies on third-party entities for the supply of its raw materials and for manufacturing. N.c.a. 177Lu is a key component of some of POINT’s product candidates. POINT’s current suppliers of n.c.a. 177Lu are located in Germany and Israel and POINT may encounter issues with importing n.c.a. 177Lu into the U.S., including on account of any shipping interruptions or delays due to the COVID-19 pandemic. To date, POINT has obtained n.c.a. 177Lu for the clinical trials of 177Lu-PNT2002 and 177Lu-PNT2003 from Isotopia Molecular Imaging LTD and ITG Isotope Technologies Garching GmbH. The isotopes for these targeted radioligand therapies are shipped to either POINT’s CMO, the Centre for Probe Development and Commercialization located in southern Ontario, Canada, or POINT’s Indianapolis, IN facility.

Currently, POINT believes there is sufficient supply of the needed radioisotopes to advance the ongoing 177Lu-PNT2002 and 177Lu-PNT2004 clinical trials, support additional trials it may undertake and for commercialization of its product candidates. POINT continually evaluates manufacturers and suppliers of its radioisotopes and intends to have redundant suppliers prior to the commercial launch of 177Lu-PNT2002 and 177Lu-PNT2003, if approved.

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
POINT relies on third parties to conduct the clinical trials of 177Lu-PNT2002 and 177Lu-PNT2003 and plans to rely on third parties to conduct future clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, POINT may not be able to obtain regulatory approval of or commercialize its product candidates.

POINT depends and will continue to depend on independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations ("CMOs") and strategic partners to conduct and supply product candidates for its preclinical studies and clinical trials, including the clinical trials of 177Lu-PNT2003 and 177Lu-PNT2002. POINT expects to negotiate budgets and contracts with CROs, trial sites and CMOs, which may result in delays to its development timelines and increased costs. POINT will rely heavily on these third parties over the course of its clinical trials, and POINT controls only certain aspects of their activities. As a result, POINT will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if POINT were relying entirely upon its own staff. Nevertheless, POINT is responsible for ensuring that each of its studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and its reliance on third parties does not relieve it of its regulatory responsibilities. POINT and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and similar foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If POINT or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in POINT’s clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require POINT to perform additional clinical trials before approving its marketing applications. POINT cannot assure you that, upon inspection, such regulatory authorities will determine that any of its clinical trials comply with the GCP regulations. In addition, POINT’s clinical trials must be conducted with drug products produced under cGMP regulations, and will require a large number of test participants. POINT’s failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of participants may require POINT to repeat clinical trials, which would delay the regulatory approval process. Moreover, POINT’s business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
POINT depends in part on UHN, CanProbe, Ozmosis Research Inc. and Cancer Care Ontario and other third-party collaborators to advance clinical development of 177Lu-PNT2003.
UHN is currently sponsoring the clinical trials involving 177Lu-PNT2003 (OZM-067; NCT02743741). The advancement of 177Lu-PNT2003 depends in part on the continued sponsorship by UHN, as POINT’s resources and capital would not be sufficient to conduct these trials on its own. UHN is not obligated to continue sponsorship of any clinical trials involving POINT’s product candidates and could stop their support at any time. If this or other third-party sponsors ceased their support for POINT’s product candidates, its ability to advance clinical development of product candidates could be limited and POINT may not be able to pursue the number of different indications for its product candidates that are currently being pursued.
Even if UHN continues to sponsor clinical trials of POINT’s product candidates, POINT’s reliance on their support subjects it to numerous risks. For example, POINT has limited control over the design, execution or timing of the clinical trials and limited visibility into the day-to-day activities, including with respect to how the sponsor is providing and administering POINT product candidates. If a clinical trial sponsored by a third party has a failure due to poor design of the trial, errors in the way the clinical trial is executed or for any other reason, or if the sponsor fails to comply with applicable regulatory requirements or if there are errors in the reported data, it could represent a major set-back for the development and approval of POINT’s product candidates, even if POINT was not directly involved in the trial and even if the clinical trial failure was not related to the underlying safety or efficacy of the product candidate. In addition, these third-party sponsors could decide to de-prioritize clinical development of POINT’s product candidates in relation to other projects, which could adversely affect the timing of further clinical development. POINT is also subject to various confidentiality obligations with respect to the clinical trials sponsored by third party sponsors, which could prevent POINT from disclosing current information about the progress or results from these trials until the applicable sponsor publicly discloses such information or permits POINT to do so. This may make it more difficult to evaluate POINT’s business and prospects at any given POINT in time and could also impair its ability to raise capital on its desired timelines.
POINT intends to rely on its collaboration arrangement with Lantheus for the development and commercialization of its 177Lu-PNT2002 and 177Lu-PNT2003, and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future. Such arrangements, if unsuccessful, could result in delays and other obstacles in the development, manufacture or commercialization of POINT's product candidates and could materially harm its results of operations.
POINT expects to depend on Lantheus for the commercialization of 177Lu-PNT2002 and 177Lu-PNT2003. If the collaboration is not successful, we may not be able to realize the market potential of those product candidates. Lantheus has certain commercialization rights for 177Lu-PNT2002 and 177Lu-PNT2003 under the Lantheus License Agreements. Such arrangements with any third parties, generally provide us with shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them.
Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our current collaborations or any collaboration that we may enter into.
In addition, POINT may form or seek other strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that it believes will complement or augment its development and commercialization efforts with respect to its product candidates and any future product candidates that it may develop. Any of these relationships may require POINT to incur non-recurring and other charges, increase its near and long-term expenditures, issue securities that dilute its existing stockholders or disrupt its management and business.
Further, POINT faces significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. POINT may not be successful in its efforts to establish a strategic partnership or other alternative arrangements for its product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view POINT’s product candidates as having the requisite potential to demonstrate safety and effectiveness and obtain marketing approval.
Further, POINT's collaboration with Lantheus, and any similar future collaboration involving POINT’s product candidates are subject to numerous risks, which may include the following:
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
•collaborators may cease development in therapeutic areas which are the subject of its collaboration with POINT;
•collaborators may change the success criteria for a particular product candidate, thereby delaying or ceasing development of such product candidate;
•collaborators may significantly delay the initiation or conduct of certain activities which could delay POINT’s receipt of milestone payments tied to such activities, thereby impacting POINT’s ability to fund its own activities;
•collaborators may fail to successfully commercialize a product candidate;
•collaborators may fail to obtain the requisite regulatory approval of a product candidate;
•collaborators may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

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

As a result, if POINT enters into additional collaboration agreements and strategic partnerships or license its product candidates, it may not be able to realize the benefit of such transactions if POINT is unable to successfully integrate them with its existing operations and company culture, which could delay its timelines or otherwise adversely affect its business. POINT also cannot be certain that, following a strategic transaction or license, it will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to its product candidates could delay the development and commercialization of its product candidates in certain geographies for certain indications, which would harm its business, prospects, financial condition and results of operations.
If POINT or the third parties with which it contracts fail to comply with environmental, health and safety laws and regulations, POINT may be subject to fines or penalties or incur costs that could have a material effect on the success of its business.
POINT’s manufacturing, research and development and other activities may involve the controlled use of potentially hazardous substances, including chemical materials, by POINT or the third parties with which it contracts. The use of radioligand therapies involves the inherent risk of exposure from radiation, which can alter or harm healthy cells in the body. POINT and such third parties are subject to federal, state, provincial and local laws and regulations in the U.S., Canada and other foreign jurisdictions governing the generation, use, manufacture, storage, handling, treatment, and disposal of hazardous and regulated materials, and the emission and discharge of such materials into the ground, air and water. These laws and regulations include, but are not limited to the CERCLA, which imposes strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites, including releases of radioactive materials, regardless of the lawfulness of the original activities that led to the contamination, the LLRW Policy Act, which requires the safe disposal of mildly radioactive materials that cannot be decayed in storage, NRC regulations concerning various irradiated and radioactive, materials, and health regulations from the U.S. Occupational Safety and Health Administration, which limit exposures to hazardous substances, including radioactive materials, in the workplace and impose various worker safety requirements. Although POINT believes that its and such third-parties’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, POINT cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, POINT may incur liability or local, city, state, provincial or federal authorities may curtail the use of these materials and interrupt POINT’s business operations. In the event of an accident, POINT could be held liable for damages or penalized with fines, and the liability could exceed POINT’s resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair POINT’s research, development and production efforts, which could harm its business, prospects, financial condition, or results of operations. POINT will maintain insurance coverage for injuries resulting from the hazardous materials it uses; however, future claims may exceed the amount of its coverage. Also, POINT does not currently have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, provincial, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair POINT’s research, development, production and commercialization efforts.

POINT currently relies and is likely to rely in the future on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and adversely affect the timing of the IND filings and our ability to conduct future planned clinical trials.

We currently have limited internal research and development capabilities and we have not and are not currently conducting any independent clinical trials. Therefore, we currently rely on third-party research institutions for both capabilities.

Some of the outside scientists who conduct the clinical testing of our current product candidates, and who conduct the research and development upon which our product candidate pipeline depends, may not be our employees; rather they serve as either independent contractors or the primary investigators under research and other agreements that we have entered into with their sponsoring academic or research institutions. Such scientists and collaborators may have other commitments that would limit their availability to us, and other research being conducted by their institutions may at times receive higher priority than research on the programs we are funding. We typically have less control of the research, clinical trial protocols and participant enrollment than we might with activity led by our employees. Further, though our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. These factors could adversely affect the timing of our IND filings and our ability to conduct future planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have a material adverse effect on, our business.
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
As part of POINT’s business strategy, it has sought orphan drug designation for 177Lu-PNT2003 and may seek orphan drug designation for other product candidates it develops, and it may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs.
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
Even if POINT obtains orphan drug exclusivity for a product candidate, such exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While POINT has sought orphan drug designation for 177Lu-PNT2003 and may seek orphan drug designation for other applicable indications for its current and any future product candidates, POINT may never receive such designations. Even if POINT does receive such designation, there is no guarantee that it will enjoy the benefits of that designation.
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
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if POINT believes one of its product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. In addition, even if one or more of POINT’s product candidates qualify as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification. As such, even though POINT could seek breakthrough therapy designation for 177Lu-PNT2002 and/or 177Lu-PNT2003 and some or all of its future product candidates for the treatment of certain cancers, there can be no assurance that POINT will receive breakthrough therapy designation or that even if POINT does receive it, that such designation will have a material impact on POINT’s development program.
A fast-track designation by the FDA, even if granted for 177Lu-PNT2002, 177Lu-PNT2003 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that POINT’s product candidates will receive marketing approval.
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
Accelerated approval by the FDA, even if granted for 177Lu-PNT2002, 177Lu-PNT2003 or any other future product candidates, may not lead to a faster development process.

POINT may seek accelerated approval for product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM") that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA generally requires that the sponsor of the drug perform adequate and well-controlled post-marketing clinical trials. The FDORA expands the FDA’s authority with regard to the accelerated approval pathway for drugs and biologics, including by permitting the FDA to require that post-marketing confirmatory studies be underway prior to approval or within a specific time period following approval. The FDORA also mandates periodic progress reports from sponsors on post-approval trials and related conditions. As an additional condition of accelerated approval, the FDA generally requires pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process regulatory submissions, which could have a material adverse effect on POINT’s business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process POINT’s regulatory submissions, which could have a material adverse effect on POINT’s business.
Failure to obtain or maintain adequate coverage and reimbursement for any of POINT’s product candidates, if approved, could limit POINT’s ability to market those product candidates and decrease its ability to generate revenue.

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Adequate coverage and reimbursement for products and related treatments from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance, will affect POINT’s ability to successfully commercialize its product candidates, and also will impact utilization patterns. Sales of current or future product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of its product candidates will be paid by various third-party payors. If adequate coverage and reimbursement are not available, POINT may not be able to successfully commercialize its product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow POINT to establish or maintain pricing sufficient to realize a sufficient return on its investment.

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
In addition, in certain foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the E.U. provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, certain countries with the E.U. may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of POINT’s product candidates. Historically, products launched in the E.U. do not follow the same price structures as in the U.S. and, generally, prices in the E.U. tend to be significantly lower.

POINT’s relationships with healthcare providers and third-party payors are subject to complex and extensive healthcare laws and regulations, including fraud and abuse laws, which could expose POINT to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

POINT is subject to complex and extensive laws and regulations, including those related to healthcare fraud and abuse, privacy and security of health information and other personal data, transparency of financial relationships, registration of manufacturers and distributors, and marketing. These laws and regulations may constrain our business and the financial relationships through which we sell, market and distribute our products. They are broadly applicable, may vary across jurisdictions, and are administered by several different government agencies, such as the FDA, HHS, CMS, and the DOJ. The potentially applicable federal, state and foreign healthcare laws and regulations laws that may impact our operations, and which are described in more detail in the section titled “Business — Government Regulation — U.S. Healthcare Laws and Regulation,” include, but are not limited to:

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

•HIPAA, which restricts the use and disclosure of protected health information and may limit our ability to obtain and further use and disclose patient identifiable information for such activities as research;

•the federal Physician Payment Sunshine Act, which aims to increase transparency in financial relationships between manufacturers of drugs, devices, biologicals, or medical supplies and healthcare professional and teaching hospitals; and
•various state fraud and abuse laws, including state anti-kickback and false claims laws, which are often broad in scope and may apply regardless of payor.

Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. State and federal authorities have aggressively targeted pharmaceutical companies for alleged violations of anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements with pharmacies and other healthcare providers that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines, have been ordered to implement extensive corrective action plans, and have in many cases become subject to consent decrees severely restricting the manner in which they conduct their business, among other consequences. Additionally, federal and state regulators have brought criminal actions against individual employees responsible for alleged violations. If POINT becomes the target of such an investigation or prosecution based on its contractual relationships with providers or institutions, or its marketing and promotional practices, POINT could face similar or other sanctions, which would materially harm its business.

Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase POINT’s costs or otherwise have an adverse effect on its business. While we endeavor to comply with applicable laws and regulations, we cannot guarantee that our practices are fully compliant or that courts or regulatory agencies will not interpret laws and regulations in ways that could adversely affect our practices. Further, the laws and regulations governing our business are subject to change, enforcement practices may evolve, and it is difficult to predict the impact of new laws and regulations. These changes could subject us to allegations of impropriety or illegality, require restructuring of relationships or otherwise require changes to our operations and materially affect business in an adverse way. Violation of applicable healthcare laws and regulations, including fraud and abuse laws, could result in penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of its operations, as well as additional reporting obligations and oversight pursuant to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. An investigation or an action for violation of these laws, even if successfully defended, could cause POINT to incur significant legal expenses and divert management’s attention from the operation of the business. Efforts to ensure that POINT’s business arrangements will comply with applicable healthcare laws may involve substantial costs.

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

Healthcare policy changes, including those resulting from healthcare reform initiatives and government budgetary constraints, may have a material adverse effect on POINT’s business and results of operations.

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

There is uncertainty regarding the ultimate effect of the Affordable Care Act, particularly as it has been, and continues to be, subject to legislative and regulatory changes and court challenges. However, President Biden has indicated that his administration intends to protect and strengthen the Affordable Care Act and Medicaid programs. There is also uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of

Congress have proposed measures that would expand government-sponsored coverage, such as single-payor proposals (commonly referred to as “Medicare for All”) and changes to Medicare age requirements. These proposals could lead to increased coverage levels and utilization of services. The impact and timing of additional reform initiatives is unclear, but these efforts could have an adverse effect on our business or require us to modify certain aspects of our operations.

In recent years, there has been heightened governmental and public scrutiny over the manner in which pharmaceutical manufacturers set prices for their products. This has resulted in proposed and enacted federal and state legislation and regulations, executive orders, and other initiatives and proposals designed to increase transparency in product pricing, review the relationship between pricing and manufacturer patient programs and reform government reimbursement methodologies for pharmaceutical products. For example, the Inflation Reduction Act requires drug manufacturers to pay rebates if prices for certain drugs increase faster than the rate of inflation (beginning in 2023), caps annual out-of-pocket drug costs for Medicare Part D beneficiaries (effective in 2024), and allows the federal government to negotiate drug prices with pharmaceutical manufacturers for a select number of high-cost drugs (prices to take effect beginning in 2026), among other drug pricing provisions. Some other efforts related to drug pricing reform involve importing drugs from other countries or using international pricing benchmarks. For example, in 2020, HHS and the FDA issued a final rule to allow FDA-authorized programs to import certain prescription drugs from Canada, although the rule excludes several types of prescription drugs such as radioactive drugs and biologics and imaging drugs. Some states, such as Florida, are pursuing their own initiative to import drugs for state health care programs.

The Biden administration and certain members of Congress have indicated their intent to continue to pursue drug pricing reforms. Proposals include allowing additional importation of prescription drugs from other countries and modifying the design of the Medicare Part D program. Some states also have passed legislation and issued regulations designed to lower prescription drug costs. These and other initiatives at the federal and state levels, if enacted and implemented, may directly or indirectly affect pricing of POINT’s product candidates, our revenues, our competitive position, and our relationships with patients, payors, and ancillary providers.
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
POINT has adopted a code of conduct applicable to all of its employees, but it is not always possible to identify and deter misconduct by employees and other third parties. The precautions POINT takes to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting POINT from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against POINT, and POINT is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if POINT becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of POINT’s operations, any of which could adversely affect POINT’s ability to operate its business, financial condition and results of operations.
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

POINT may receive and maintain personal information, including health information, throughout the clinical trial process, in the course of its research collaborations, and directly from individuals (or their healthcare providers) who enroll in POINT’s patient assistance programs. As a result, health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to POINT’s operations and/or those of POINT’s collaborators and may impose restrictions on POINT’s collection, use and dissemination of individuals’ health and other personal information. These laws may apply to a broader class of information than the health information protected by HIPAA. Further, individuals about whom POINT or its collaborators obtain health information, as well as the providers who share this information with POINT, may have statutory or contractual rights that limit POINT’s ability to use and disclose the information.
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

Filing, prosecuting, maintaining, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and POINT’s intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S. The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. even in jurisdictions where POINT does pursue patent protection. Consequently, POINT and its licensors may not be able to prevent third parties from practicing POINT inventions in all countries outside the U.S., even in jurisdictions where POINT pursues patent protection, or from selling or importing products made using POINT inventions in and into the U.S. or other jurisdictions. Competitors may use POINT technologies in jurisdictions where POINT has not pursued and obtained patent protection to develop their own products and may export otherwise infringing products to territories where POINT has patent protection, but where enforcement is not as strong as it is in the U.S. These products may compete with POINT product candidates and its patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
If POINT or one of its licensing partners initiates legal proceedings against a third party to enforce a patent covering a product candidate, assuming such patents have or do issue, the defendant could counterclaim that the patent covering POINT’s product candidate is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation or cancellation of or amendment to its patents in such a way that they no longer cover a POINT product candidate. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, POINT cannot be certain that there is no invalidating prior art, of which the patent examiner, POINT or a licensing partner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, POINT could lose at least part, and perhaps all, of the patent protection on a product candidate. Such a loss of patent protection could have a material adverse impact on POINT’s business, financial condition, results of operations and prospects.
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

Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing POINT’s ability to protect its products.

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
To encourage valuable employees to remain at POINT, in addition to salary and cash incentives, POINT has provided stock options that vest over time and performance stock units that vest upon completion of certain performance conditions. The value to employees of stock options that vest over time and of performance share units may be significantly affected by movements in POINT’s share price that are beyond its control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite POINT’s efforts to retain valuable employees, members of POINT’s management, scientific and development teams may terminate their employment with POINT on short notice. Although POINT has employment agreements with its key employees, some of these employment agreements provide for at-will employment, which means that some of POINT’s employees could leave its employment at any time, with or without notice. POINT’s success also depends on its ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
POINT will need to grow the size of its organization, and it may experience difficulties in managing this growth.
As of December 31, 2022, POINT had 129 full-time employees. As POINT’s strategy develops, POINT expects to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand its operations. Future growth would impose significant added responsibilities on members of management, including:
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
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, especially due to the impacts of the COVID-19 pandemic, escalating military fighting between Russia and Ukraine, terrorism and other geopolitical events, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The U.S. and other nations, in response to the Russo-Ukranian conflict have announced economic sanctions which may have an adverse effect on the global financial markets. Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. Recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure may reduce our ability to access our cash and cash equivalents as well as debt capital or financing on preferable terms, which may adversely affect our future capital requirements. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. POINT’s general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on POINT’s growth strategy, financial performance and share price and could require POINT to delay or abandon clinical development plans.
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

POINT’s bylaws provide that, unless POINT consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of POINT, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of POINT to POINT or POINT’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or its Certificate of Incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of its Certificate of Incorporation or bylaws, or (v) any action asserting a claim against POINT governed by the internal affairs doctrine. The forgoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act and, unless POINT consents in writing to the selection of an alternative forum, the U.S. District Court for the District of Delaware will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act of 1933, as amended (the "Securities Act").
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

Pursuant to the Equity Incentive Plan, POINT is authorized to grant equity awards to its employees, directors and consultants. Initially, the aggregate number of shares of POINT Common Stock that may be issued pursuant to share awards under the Equity Incentive Plan is equal to ten percent (10%) of the issued and outstanding shares of POINT Common Stock, inclusive of rollover options and exercised shares, as of immediately following the Effective Time. This shall be cumulatively increased annually on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to four percent (4%) of shares of POINT Common Stock outstanding on the last day of the immediately preceding fiscal year or a lesser number of shares determined by the Board. As a result, on January 1, 2023, an additional 4,225,990 shares were added to the Equity Incentive Plan. Unless the Board elects not to increase the number of shares available for future grants each year, POINT’s stockholders may experience additional dilution, which could cause POINT’s share price to fall. In 2023, the Board allowed the number of shares to increase per the terms of the Equity Incentive Plan.
Pursuant to our Amended and Restated Registration and Stockholder Rights Agreement, certain stockholders of POINT can demand that POINT register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, following the closing of the Business Combination, POINT was required to file and maintain an effective registration statement under the Securities Act covering such securities and certain other securities of POINT. The registration of these securities permit the public sale of such securities, subject to certain contractual restrictions imposed by the Amended and Restated Registration and Stockholder Rights Agreement and the Business Combination Agreement. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of POINT’s securities.
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
Furthermore, it may not be possible to subject foreign persons or entities to the jurisdiction of the courts in the U.S. Similarly, to the extent that POINT’s assets are located in Canada, investors may have difficulty collecting from it any judgments obtained in the U.S. courts and predicated on the civil liability provisions of U.S. securities provisions.
If POINT fails to establish and maintain an effective system of internal control over financial reporting, POINT may not be able to accurately report its financial results or prevent fraud, which may cause investors to lose confidence in POINT’s financial and other public reporting and may lead to a decline in the price of POINT Common Stock.
Effective internal control over financial reporting is necessary for POINT to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Ensuring that POINT has adequate internal financial and accounting controls and procedures in place so that it can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause POINT to fail to meet its reporting obligations. In addition, any testing by POINT conducted in connection with Section 404 of the Sarbanes-

Oxley Act or any subsequent testing by its independent registered public accounting firm, may reveal deficiencies in POINT’s internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to its financial statements or identify other areas for further attention or improvement. Inferior internal controls or any failure to remediate any significant deficiencies or material weaknesses could lead POINT to fail to meet its reporting obligations, result in material misstatements in POINT’s financial statements or cause investors to lose confidence in POINT’s reported financial information, each of which could have a negative effect on the trading price of POINT Common Stock.

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

Our operations and performance depend on worldwide economic conditions. These conditions have been adversely impacted by continued global economic concerns over rising inflation rates, supply chain disruptions, a potential recession, disruptions in access to bank deposits or lending commitments due to bank failures and other monetary and financial uncertainties. Rising inflation may adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022, and further interest rate increases are anticipated. These increases have led to concerns of a potential global recession. In addition, there have been recent bank failures such as Silicon Valley Bank and Signature Bank. Additional such failures, fears of such failures, or other bank distresses could cause disruptions in access to bank deposits or lending commitments. Any such events are likely to result in significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our Common Stock. Although we may take measures to mitigate these events, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the costs are incurred.

Actions of activist stockholders against us could be disruptive and potentially costly and the possibility that activist stockholders may seek changes that contest, or conflict with, our strategic direction could cause uncertainty about the strategic direction of our business.

Activist stockholders may from time to time attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how we are governed. While our board of directors and management strive to maintain constructive, ongoing communications with all of our stockholders, including activist stockholders, and welcomes their views and opinions with the goal of working together constructively to enhance value for all stockholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because:

•responding to proxy contests or other actions by activist stockholders, or adverse proxy advisory firm recommendations, can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to decrease and experience periods of increased volatility.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in the U.S. in Indianapolis, Indiana, including an office space occupying 10,500 square feet and a manufacturing facility occupying 70,200 square feet. We also lease an additional location in Toronto, Canada. See Note 11 to our consolidated financial statements included elsewhere in this Form 10-K, which information is incorporated herein by reference for further discussion surrounding mortgages on our owned properties. We believe our existing facilities are sufficient for our ongoing needs, and that, if we require additional space, we will be able to obtain suitable additional or alternative facilities on commercially reasonable terms.
Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in litigation or legal proceedings relating to claims arising from the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “PNT”. On March 22, 2023, the closing price of our Common Stock was $6.85 per share.

Holders of Our Common Stock

As of March 22, 2023, we had 43 holders of record of our Common Stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and notes thereto for the periods ended December 31, 2022 and 2021 (the “2022 Financial Statements”) included elsewhere in this Form 10-K. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to plans and strategy for our business, constitutes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements”. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to "POINT," the "Company," “we,” “us,” “our” and other similar terms refer to POINT Biopharma Global Inc. and its consolidated subsidiaries.
Overview
Introduction

We are a globally focused radioligand company building a platform for the clinical development and commercialization of radioligands that fight cancer. We have a pipeline of product candidates and early-stage development programs, in-house manufacturing capabilities, and a secured supply for rare medical isotopes like 225Ac and 177Lu.
Our team brings decades of combined experience in radioligand clinical development and manufacturing. In a space where supply chain is often overlooked, the Company has carved out a unique advantage for itself: a 100% Company-owned facility, located in Indianapolis, Indiana, which includes an office space occupying 10,500 square feet and a manufacturing facility occupying 70,200 square feet, and which we believe has the capacity for expansion to commercially supply both North America and Europe with large volumes. Furthermore, management has leveraged their prior relationships to assemble resilient radioisotope supply chains for the Company, which even includes manufacturing the Company's own n.c.a. 177Lu isotope in-house.
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
In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time of the Merger, (i) each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the Effective Time was exchanged for shares of the Common Stock of POINT or comparable vested equity awards that are exercisable for shares of Common Stock, as applicable, based on an implied POINT Biopharma Inc. vested equity value of $585 million (which results in a conversion ratio of approximately 3.59:1); (ii) all unvested equity awards of POINT Biopharma Inc. were exchanged for comparable unvested equity awards that are exercisable for shares of Common Stock, determined based on the same exchange ratio at which the vested equity awards were exchanged for shares of Common Stock; and (iii) each share of Class A Common Stock of RACA and each share of Class B Common Stock, of RACA that was issued and outstanding immediately prior to the Effective Time became one share of Common Stock following the consummation of the Business Combination.
In addition, concurrently with the execution of the Business Combination Agreement, on March 15, 2021, RACA entered into Subscription Agreements with certain investors, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and RACA agreed to issue and sell to the PIPE Investors, an aggregate of 16,500,000 shares of Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $165 million. The PIPE Financing was consummated concurrently with the closing of the Business Combination. We received net proceeds of approximately $260.0 million consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. Transaction costs of approximately $27.0 million consisted of investment banker, legal, audit, tax, accounting, consulting, insurance, board retainer fees and listing fees.
In September 2022, POINT closed a previously announced underwritten public offering of approximately 15,500,000 shares of Common Stock at a public offering price of $9.00 per share (the "2022 Public Offering"). The gross proceeds to the Company from the 2022 Public Offering, before deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $140.0 million.
Recent Developments

PNT2002: 177Lu-based PSMA-targeted radioligand therapy

In February 2022 POINT published dosimetry data at the 2022 SNMMI Mid-Winter & ACNM Annual Meeting on February 25-27, 2022, from the 27 participants dosed in the safety and dosimetry lead-in cohort for the Company’s phase 3 SPLASH trial (NCT04647526) evaluating 177Lu-PNT2002 for the treatment of metastatic castration-resistant prostate cancer (mCRPC). The abstract was made public on the first day of the conference. Radiation dosimetry of 177Lu-PNT2002 was calculated for the 27 participants based on biodistribution data from planar whole-body conjugate imaging at 1, 24, 48, 72, and 168 hours and, for 7 of them, SPECT/CT imaging at 48-72 hours post injection of their first cycle of 177Lu-PNT2002 (6.8±10% GBq). Data from the abstract titled “Dosimetry Results from the SPLASH Trial” (Abstract #: MWMA2244) demonstrated the following:

•Organs receiving the largest absorbed doses were the lacrimal glands at 1.2 Gy/GBq, followed by the kidneys at 0.73 Gy/GBq.
•The average dose to the salivary glands and red marrow was 0.34 Gy/GBq and 0.034 Gy/GBq, respectively.
•For a cumulative administered activity of 27.2 GBq (four cycles of 6.8 GBq) the kidneys would receive a cumulative absorbed dose of 19.9 Gy, and the red marrow, 0.91 Gy.
•SPECT/CT vs planar-based kidney dosimetry was consistent across most participants (±20%) where SPECT/CT images were available with a mean kidney absorbed dose difference of 1%.

In April 2022, POINT dosed the first E.U. participant in the SPLASH trial, and in September 2022, the Company published a poster at ESMO Congress 2022 containing updated efficacy and safety data from the 27-participant safety and dosimetry lead-in cohort for the phase 3 SPLASH trial. The poster, titled “Efficacy and Safety of 177Lu-PNT2002 Prostate-specific Membrane Antigen (PSMA) Therapy in Metastatic Castration Resistant Prostate Cancer (mCRPC): Initial Results from SPLASH” (e-Poster #1400P). Key findings highlighted in the poster include:

•Median radiographic progression-free survival (rPFS) was 11.5 months, as compared to the control arm benchmarks of 3.5–4.2 months for individuals with progressive mCRPC post-ARPI failure receiving similar treatment (de Bono J, et al. N Engl J Med 2020; 382:2091-102.; Powles T, et al. Nature 2022;28:144–53).
•Median overall survival had not been reached with an 11.7-month median duration of follow-up from time of enrollment
•A radiographic objective response was achieved in 60% of the 10 participants with evaluable disease at baseline
•84.8% of individuals imaged met PSMA eligibility criteria
•From a median baseline PSA (ng/mL) of 22 (range 0.3–701.0), 11 (42%) participants achieved a PSA50 response
•177Lu-PNT2002 was well tolerated with no treatment-related deaths and few treatment-related adverse events of grade 3 or higher
•Treatment-related adverse events occurring in >10% of participants included dry mouth (25.9% of participants; all grade 1), fatigue (22.2%; grades 1-2), nausea (18.5%; grades 1-2), and anaemia (14.8%; grades 1-3)

In November 2022, POINT announced strategic collaboration and exclusive license agreements with Lantheus for exclusive worldwide rights for 177Lu-PNT2002, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan).

In December 2022, closing conditions for the transaction, including Hart-Scott-Rodino antitrust clearance, were met. For 177Lu-PNT2002, POINT has received a $250 million upfront payment. POINT will receive an additional payment of up to $250 million upon U.S. regulatory approval, and, once certain return on investment financial thresholds have been achieved and other conditions met, royalties of 20% on net sales, as well as the potential for up to an additional $1.3 billion in various net sales milestone payments.

Joint steering committees have been formed to oversee the clinical studies, regulatory filings, manufacturing, and commercial readiness for 177Lu-PNT2002. As per the strategic collaboration and exclusive license agreement, Lantheus will be responsible for all subsequent development of the asset post initial regulatory filings within the U.S., and for all development efforts in their territories.

The randomization phase of the study started enrolling in September 2021, and in December 2022 the target enrollment for randomization was completed on schedule with more than 390 participants randomized across 55 SPLASH trial sites in North America, Europe, and the U.K. We expect to report top line data from SPLASH in the second half of 2023.

PNT2003: n.c.a. 177Lu-labelled somatostatin-targeted radioligand

PNT2003’s use of n.c.a. 177Lu enables administration in outpatient clinics without requiring the clinic to maintain costly dedicated waste streams, providing a unique advantage over the currently approved radioligand product for the GEP-NETs indication.
The last patient last dose for OZM-067 occurred in July 2021, all participants completed the primary follow-up in the second quarter of 2022, and long term follow-up is still ongoing.
In November 2022, POINT announced strategic collaboration and exclusive license agreements with Lantheus for exclusive worldwide rights for 177Lu-PNT2003, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan). For 177Lu-PNT2003, POINT has received a $10 million upfront payment, and will receive up to an additional $30 million upon U.S. regulatory approval, royalties of 15% on net sales, as well as the potential for up to an additional $275 million in various net sales milestone payments. Joint steering committees have been formed to oversee the clinical studies, regulatory filings, manufacturing, and commercial readiness for 177Lu-PNT2003.

In late 2022, POINT received the OZM-067 clinical trial data sets from the trial sponsor. POINT will facilitate the analysis of the data sets. As per the strategic collaboration and exclusive license agreement, Lantheus will be responsible for all subsequent development of the asset post initial regulatory filings within the U.S., and for all development efforts in their territories.

PNT2004: fibroblast activation protein-alpha (FAP-alpha) inhibitor

The Company completed a pre-CTA meeting with Health Canada in December 2021 regarding the development pathway and clinical study design for a phase 1 trial. A CTA with Health Canada was filed at the end of the first quarter of 2022 for PNT6555, and a No Objection Letter was received from Health Canada in May 2022. The phase 1 clinical trial is called FRONTIER: “FAPi Radioligand OpeN-Label, Phase 1 Study to Evaluate Safety, Tolerability and DosImetry of [Lu-177]-PNT6555; A Dose Escalation Study for TReatment of Patients with Select Solid Tumors”.
In April 2022, preclinical data for the program was presented in a poster at the American Association for Cancer Research (AACR) 2022 Annual Meeting. The poster was titled “Preclinical Characterization of the Novel Fibroblast Activation Protein (FAP)-Targeting Ligand PNT6555 for the Imaging and Therapy of Cancer” (Abstract ID: 3554, Session: Preclinical Radiotherapeutics). The presented data concluded:
•In preclinical xenograft models: 68Ga-PNT6555 is an effective imaging agent, with strong tumor targeting, low background in normal tissues and rapid clearance via urinary excretion, and 177Lu-PNT6555 shows prolonged tumor retention out to 168 hours post-injection.
•Efficacy studies with 177Lu-PNT6555 or 225Ac-PNT6555 demonstrate compelling and dose-responsive inhibition of HEK-mFAP tumor growth.

FRONTIER commenced in July 2022 in Canada using a 68Ga-based PNT6555 molecular imaging agent to select participants to receive a n.c.a. 177Lu-based PNT6555 therapeutic agent. FRONTIER's clinical protocol evaluates PNT6555 in approximately 30 participants in five FAP-avid cancer indications: colorectal, pancreatic, esophageal, melanoma, and soft tissue sarcoma.

Dosing in the FRONTIER phase 1 trial started at 4 GBq, with each subsequent dose level increasing by 4 GBq, also allowing 2 GBq dose de-escalations. Each 177Lu-PNT6555 dose is followed by a 6-week interval. 68Ga-PNT6555 PET/CT imaging is conducted approximately 90 minutes post injection, and dosimetry is assessed at the time of first 177Lu-PNT6555 dose and at each subsequent cycle. The primary objective of the study is to determine the maximum tolerated dose, and the recommended phase 2 dose.

In November, 2022, preclinical data supporting the combination of 177Lu-PNT6555 with immunotherapy was released via a press release. The preclinical study focused on assessing the potential of the lead candidate in the PNT2004 clinical program, 177Lu-PNT6555, in combination with anti-PD-1 immunotherapy. The CT26-mFAP tumor model used expresses low levels of FAP, grows aggressively, and is insensitive to anti-PD-1 immunotherapy. The study found that combination treatment with 177Lu-PNT6555 and anti-PD-1 resulted in a significant survival benefit, as compared to either treatment independently.

Enrollment in cohort 2 of FRONTIER began in December 2022 and the Company expects enrollment in cohort 3 enrollment to begin in second quarter of 2023. A total of six participants have been dosed with 177Lu-PNT6555 to date. We anticipate data from the full FRONTIER trial to be available in the first half of 2024.

PNT2001: 225Ac-labelled next-generation PSMA-targeted radioligand

The PNT2001 program leverages linker technology that promotes increased tumor accumulation. Preclinical studies have resulted in the identification of a lead candidate, 225Ac-PSMA-62, which, as compared to other late-stage PSMA-targeted radioligands, demonstrates potent anti-tumor activity using 225Ac, while also having an improved biodistribution profile. POINT has advanced 225Ac-PSMA-62 into IND-enabling studies with the aim of pursuing clinical development with 225Ac-PSMA-62 in the biochemically recurrent, oligometastatic, and post-177Lu-PSMA mCRPC settings.

In October 2022, POINT published additional preclinical data for the PNT2001 program, and shared the data at the 35th Annual Congress of the European Association of Nuclear Medicine (EANM) in Barcelona, Spain in E-poster #039, titled “Development and Characterization of a Next-generation 225Ac-PMSA Radioligand”. The Company projects an IND/

CTA submission for 225Ac-PSMA-62 for the second quarter of 2023, with the first participant expected for 225Ac-PSMA-62's phase 1 clinical trial by the end of 2023.

CanSEEKTM: Tumor Microenvironment (TME) Targeting Technology

The goal of the CanSEEKTM program is to significantly improve the precision and safety of radioligands. Based on the (d)-Ala-Pro FAP-α substrate technology, CanSEEKTM prevents a radioligand from binding to receptors until it has been activated by FAP-α in the tumor microenvironment. If successful, CanSEEKTM could significantly improve the therapeutic index of targeted radioligands. Multiple (d)-Ala-Pro substrate-enabled ligands are being studied preclinically against different targets.
POINT’s CanSEEKTM technology is the subject of licenses from both Bach Biosciences and Avacta.
Risks and Liquidity
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
If we obtain regulatory approval for one or more of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing, and distribution activities, either alone or in collaboration with others. Prior to the Lantheus License Agreements, the Company had incurred significant net losses and had funded operations through the Business Combination and equity financings. Operating losses and negative cash flows are expected to be incurred again in the future.

We believe that the net proceeds from the Business Combination and PIPE Financing, the 2022 Public Offering, the Lantheus License Agreements, together with our available resources and existing cash, cash equivalents and investments, are sufficient to fund our operating expenses and capital expenditure requirements into 2026. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. If additional banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our clinical-stage product candidates 177Lu-PNT2002 and 177Lu-PNT6555 through clinical development;
•advance our preclinical-stage product candidate 225Ac-PSMA-62, along with candidates developed with our CanSEEKTM Prodrug Platform, into clinical development;

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

COVID-19 Pandemic and other geopolitical events

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The U.S. administration has announced that it intends to end the public health emergency declaration as a result of COVID-19 on May 11, 2023. Although the impact has decreased and many of these measures have been terminated, COVID-19 may continue to have an impact on the global economy as well as businesses and capital markets around the world.

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
We are monitoring the potential impact of the COVID-19 pandemic and the impact of the Russo-Ukrainian conflict on our business and financial results. To date, we have not experienced any material business disruptions or incurred any impairment losses in the carrying values of our assets as a result of these events and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the 2022 Financial Statements.
Components of Operating Results
Revenue from Product Sales

To date, we do not have any approved product candidates and such, have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for our current or future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.
Revenue from Lantheus License Agreements

On November 11, 2022, POINT entered into the Lantheus License Agreements with affiliates of Lantheus pursuant to which Lantheus was granted exclusive world-wide licenses (excluding certain countries in Asia) to commercialize the Company's PNT2002 and PNT2003 late-stage product radioligand therapies. POINT will be responsible for completing the SPLASH trial and the parties will work together to file the NDA with the costs incurred in connection with the FDA submission being borne by Lantheus. Thereafter, Lantheus will be responsible for all additional clinical and regulatory costs in the U.S., as well as all costs for development, clinical trials and regulatory approval in the rest of its territories outside the U.S., except Asia. On December 15, 2022, we announced the consummation of the agreements.

In connection with the PNT2002 Agreement, we received an up-front payment of $250.0 million on December 22, 2022. We will also receive a regulatory milestone payment upon FDA approval of up to $250.0 million, $530.0 million on various Lantheus annual net sales milestones up to $600.0 million, plus up to an additional $750.0 million in payments on various Lantheus annual net sales in excess of $600.0 million. Once certain financial thresholds have been achieved, we will receive a royalty rate of 20.0 percent on all net sales. In the event Lantheus sub-licenses the product outside the U.S., we will be entitled to 40.0 percent of all sublicense income (i.e., up-front, milestone and royalty payments) received by Lantheus. In addition, we will also be entitled to milestone payments upon E.U., Middle East and Africa approval of $25.0 million for the E.U., $4.0 million for the Middle East and $2.0 million for any African country.

In connection with the PNT2003 Agreement, we received an up-front payment of $10.0 million on December 22, 2022. We will also receive a regulatory milestone payment upon FDA approval of up to $30.0 million, net sales milestone payments of up to $275.0 million on various Lantheus annual net sales milestones, and a royalty rate of 15.0 percent of net sales. In the event Lantheus sub-licenses the product outside the U.S., we will be entitled to 40.0 percent of all sublicense income (i.e., up-front, milestone and royalty payments) received by Lantheus. Any costs incurred in connection with the FDA submission and development costs will be the responsibility of Lantheus. For any sublicensing of PNT2003, we are obligated to pay the original sublicensor of PNT2003 a low double digit percent royalty fee on any upfront and milestone payments and a low-single digit percent royalty fee based on such sub-licensing royalties. In addition, we will also be entitled to milestone payments upon E.U., Middle East and Africa approval of $2.5 million for the E.U., $1 million for the Middle East and $1 million for any African country.

During the year ended December 31, 2022, we recognized $226.6 million in revenue in connection with the Lantheus License Agreements in our consolidated statement of operations and comprehensive income (loss).
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
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the 2022 Financial Statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
We account for uncertainty in income taxes recognized in the 2022 Financial Statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the 2022 Financial Statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Results of Operations
Comparison of the Year Ended December 31, 2022 and the Year Ended December 31, 2021
The following table summarizes our results of operations for the year ended December 31, 2022, and for the year ended December 31, 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021	Change
(In U.S. dollars)			$	%
Revenue:
License revenue	225,165,000	—	225,165,000	100.0%
Other revenue	1,414,563	—	1,414,563	100.0%
Total revenue	226,579,563	—	226,579,563	100.0%
Operating expenses:
Research and development	82,050,392	33,505,392	48,545,000	144.9%
General and administrative	19,006,876	12,006,438	7,000,438	58.3%
Total operating expenses	101,057,268	45,511,830	55,545,438	122.0%
Income (loss) from operations	125,522,295	(45,511,830)	171,034,125	(375.8%)
Other income (expenses):
Investment income (finance costs)	4,469,320	(11,840)	4,481,160	(37,847.6%)
Foreign currency loss	(405,527)	(73,153)	(332,374)	454.4%
Total other income (expenses)	4,063,793	(84,993)	4,148,786	(4,881.3)%
Income (loss) before provision for income taxes	129,586,088	(45,596,823)	175,182,911	(384.2%)
Provision for income taxes	(31,292,875)	(305,658)	(30,987,217)	10,137.9%
Net income (loss)	98,293,213	(45,902,481)	144,195,694	(314.1%)
Net income (loss) per common share:
Basic	$1.04	$(0.62)
Diluted	$1.02	$(0.62)
Weighted average common shares outstanding:
Basic	94,601,214	73,850,822
Diluted	96,034,506	73,850,822

Revenue

Revenue was $226.6 million for the year ended December 31, 2022 generated in connection with the license and services provided under the Lantheus License Agreements. We did not recognize any commercial revenue for product sales for the year ended December 31, 2022. No revenue was recognized for the year ended December 31, 2021.

Research and Development

The following table summarizes the components of research and development expense for the year ended December 31, 2022, and for the year ended December 31, 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021	Change
(In U.S. dollars)			$	%
Research and development expenses:
Clinical trial	35,185,416	11,042,144	24,143,272	218.6%
Salaries and benefits	20,204,287	7,688,852	12,515,435	162.8%
Contract manufacturing	14,498,475	6,442,844	8,055,631	125.0%
Sponsored research & product licenses	6,839,462	7,544,596	(705,134)	(9.3%)
Depreciation and overhead	4,956,128	—	4,956,128	100.0%
Regulatory consulting	366,624	786,956	(420,332)	(53.4%)
Total	82,050,392	33,505,392	48,545,000	144.9%

For the year ended December 31, 2022 as compared to the year ended December 31, 2021, the increase in research and development expense was primarily due to increases in (a) costs incurred in clinical trials and contract manufacturing as we continue to increase the scale of our trials and operations, (b) personnel costs as the Company continues to expand its research and development headcount, most notably in our Indianapolis manufacturing facility and (c) depreciation and overhead related to our manufacturing facility. This was partially offset by decreased costs associated with our licensing agreements and related sponsored research in connection with our product candidates both preclinical and clinical, which required up-front payments in the prior year period. Although the Company does not currently track its research and development expenditures by product, it intends to begin tracking such expenditures by product.
General and administrative
For the year ended December 31, 2022, as compared to the year ended December 31, 2021, the increase in general and administrative expenses was primarily due to increased (a) personnel costs as the Company continues to expand its finance, information technology, human resources and other administrative headcount, and (b) insurance, legal, professional and consulting services, each in support of the growth in scale of the operations of the Company.
Other Income (Expenses)
For the year ended December 31, 2022, other expenses consist primarily of (a) interest income earned on the Company's cash, cash equivalents and investments, partially offset by (b) foreign exchange losses primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. For the year ended December 31, 2021, other expenses consisted of a foreign exchange loss associated with foreign currency transactions primarily occurring within the Company’s Canadian subsidiary.
Provision for Income Taxes
For the year ended December 31, 2022, income tax expense consisted of tax related to the out-licensed income received from the Lantheus License Agreements as well as taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company. For the year ended December 31, 2021, income tax expense consisted of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
Liquidity and Capital Resources
Sources of Liquidity and Capital
Prior to the Lantheus License Agreements, the Company had incurred significant net losses and had funded operations through the Business Combination and equity financings. Operating losses and negative cash flows are expected to be incurred again in the future. We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of our product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of our product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

Net income totaled $98.3 million for the year ended December 31, 2022 compared to a net loss of $45.9 million for the year ended December 31, 2021. The net income generated for the year ended December 31, 2022 is attributed to $226.6 million of revenue recognized in connection with the Lantheus License Agreements which was partially offset by operating costs incurred.
As of December 31, 2022, we did not have any lease or other contractual obligations. We currently have a facility lease that is a month-to-month arrangement.

On June 30, 2021, we received net proceeds of approximately $260.0 million in connection with the Business Combination consisting of proceeds of the PIPE Financing and the proceeds remaining in RACA’s trust account. On September 16, 2022, we issued 13,900,000 shares of Common Stock in connection with the 2022 Public Offering, resulting in net proceeds of approximately $117.3 million, excluding certain costs incurred in connection with the S-3 and on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock for net proceeds to the Company of approximately $13.4 million as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement. On December 22, 2023, we received $260.0 million in connection with the Lantheus License Agreements. We intend to use the net proceeds from these transactions to fulfill our obligations under the Lantheus License Agreements, for general corporate purposes, funding of development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, licensing of additional product candidates and to support our working capital needs.
Future Funding Requirements
Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
Operating losses and negative cash flows are expected to be incurred again in the future. We may require additional capital to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
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

Cash, cash equivalents and investments totaled $541.3 million as of December 31, 2022, which is anticipated to fund operations into 2026. We have based this estimate on current assumptions that may change or prove to be wrong, and we could utilize our available capital resources sooner than we expect. In addition, our cash, cash equivalents and investments are subject to the economic pressures or uncertainties associated with local or global economic recessions, ongoing geopolitical events. The failure of one or more of the financial institutions in which our cash, cash equivalents or investments are held, any resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by those financial institutions, could impact access to our cash, cash equivalents or investments and could adversely impact our operating liquidity and financial performance.
On July 11, 2022 the SEC declared effective our shelf registration statement on Form S-3 (the “S-3”) that allows the Company to offer and sell to the public up to $400.0 million of our Common Stock, preferred stock, debt securities, warrants to purchase our Common Stock, preferred stock or debt securities, subscription rights to purchase our Common Stock, preferred stock or debt securities and/or units consisting of some or all of these securities, from time to time in one or more offerings. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Also covered under the S-3 as part of the $400.0 million total amount is an at-the-market offering (“ATM”) of up to $150.0 million of our Common Stock pursuant to a distribution agreement with Piper Sandler & Co. No shares of Common Stock were issued in connection with the ATM as of December 31, 2022. Pursuant to the registration statement on Form S-3, on September 16, 2022 we issued 13,900,000 shares of Common Stock in connection with a public offering at the price of $9.00 per share, or an aggregate of $125.1 million, resulting in net proceeds of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3 and on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock at a public offering price of $9.00 per share for net proceeds to the Company of approximately $13.4 million as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement.
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
Working Capital
Working capital is defined as current assets less current liabilities.
The following table summarizes our total working capital and current assets and liabilities as of December 31, 2022 and December 31, 2021:

	As at December 31, 2022	As at December 31, 2021	Change
(In U.S. dollars)			$	%
Current assets	530,822,730	243,846,556	286,976,174	117.7%
Current liabilities	79,738,440	7,979,964	71,758,476	899.2%
Total working capital	451,084,290	235,866,592	215,217,698	91.2%
The increase in working capital as of December 31, 2022, primarily reflects (a) an increase in cash and investments following the receipt of $260.0 million in connection with the Lantheus License Agreements, (b) proceeds of approximately $116.9 million from the issuance of Common Stock net of approximately $8.2 million of transaction costs, which also includes certain costs incurred in connection with filing the S-3, and (c) proceeds of approximately $13.4 million from the issuance of Common Stock net of approximately $0.9 million of transaction costs as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement in the underwritten public share offering in September 2022. The increase in working capital as of December 31, 2022 was partially offset by cash used for (a) operating expenses, including, personnel costs and research and development costs as we advance our clinical trials and continue to expand our pipeline, and (b) capital expenditures for equipment and machinery used in our manufacturing facility in Indiana.
Cash Flows: Comparison of the Year Ended December 31, 2022 and Year Ended December 31, 2021
The following table summarizes our sources and uses of cash for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	Change
(In U.S. dollars)			$	%
Net cash flows provided by (used in) operating activities	183,518,622	(44,698,758)	228,217,380	(510.6%)
Net cash flows used in investing activities	(266,264,986)	(8,802,182)	(257,462,804)	2,925.0%
Net cash flows provided by financing activities	130,358,744	281,770,182	(151,411,438)	(53.7%)
Net increase in cash and cash equivalents	47,612,380	228,269,242	(180,656,862)	(79.1%)
Cash flows provided by (used in) operating activities

Net cash flows provided by (used in) operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We believe that the net proceeds from the Lantheus License Agreements, the 2022 Public Offering and the Business Combination and PIPE Financing, together with our available resources and existing cash and cash equivalents, are sufficient to fund our operating expenses and capital expenditure requirements into 2026.
The significant increase in cash provided by operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to $226.6 million of revenue recognized in connection with the Lantheus License Agreements, which was partially offset by (a) increased operating expenses as we grow our operations and further the development of our pipeline, as described above, (b) continued costs and pre-payments made in connection with our clinical trials.
Cash flows used in Investing Activities
For the years ended December 31, 2022 and December 31, 2021, cash used in investing activities reflected $266.3 million and $8.8 million, respectively. The increase in cash used in investing activities relates to (a) the Company's investment of its available cash resources into fixed income investments and (b) increased capital expenditures for purchases in connection with our Indianapolis manufacturing facility.
Cash flows provided by Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities totaled $130.4 million, which consisted primarily of the net proceeds received from the issuance of Common Stock in the 2022 Public Offering as discussed above.

For the year ended December 31, 2021, net cash provided by financing activities totaled $281.8 million, which consisted primarily of the net proceeds received (a) in connection with the Business Combination and related PIPE Financing and (b) from the exercise of warrants and stock options, each as discussed above.
Contractual Obligations and Other Commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 14 to the 2022 Financial Statements included elsewhere in this Form 10-K. For additional information related to our license agreements, please also see Note 15 to the 2022 Financial Statements included elsewhere in this Form 10-K.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our 2022 Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
The preparation of the 2022 Financial Statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the 2022 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are outlined in Note 2 to the 2022 Financial Statements included elsewhere in this Form 10-K.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the promised goods or services within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. In determining whether goods or services are distinct, the Company evaluates certain criteria, including whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (capable of being distinct) and (ii) the good or service is separately identifiable from other goods or services in the contract (distinct in the context of the contract).
The Company then determines the transaction price, which is the amount of consideration it expects to be entitled from a customer in exchange for the promised goods or services for each performance obligation and recognizes the associated revenue as each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which it expects to be entitled. If it is probable that a significant revenue reversal would not occur, the associated variable consideration is included in the transaction price.
ASC 606 requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the revenue standard as the price at which an entity would sell a promised good or service separately to a customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.
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
We estimate the fair value of the stock option awards on the date of grant using the Black-Scholes-Merton option pricing model which includes certain judgments and estimates including the expected life of the stock options as well the risk-free rate, dividend yield, and volatility, each estimated over the expected life of the stock options. Because we lack sufficient company-specific historical and implied volatility, we determined the volatility for stock options granted based on an analysis of reported data for a peer group of companies. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own share price becomes available. As we do not have a history of stock option exercises, the expected life of the stock options has been determined as the period to expiry of the stock option. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options.
The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common shares.
Recently adopted accounting standards and recent accounting pronouncements
For a discussion of new accounting standard updates adopted by us as well as recent accounting pronouncements for accounting standard updates not yet effective and their respective impact and expected impact on our consolidated financial statements or disclosures, please see Note 2 to the 2022 Financial Statements included elsewhere in this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Concentration risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2022 consisted of money market funds, U.S. and Canadian government agency securities, corporate bonds and commercial paper. The

Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company currently holds all its cash, cash equivalents and investments with two financial institutions. These financial institutions are large and high-quality investment grade institutions. The Company will continue to monitor for changes in credit quality in relation to the counterparties to which it has relationships.
Foreign currency risk
The Company does not have significant operating subsidiaries or significant investments in foreign countries as of December 31, 2022 and 2021. The Company is subject to foreign currency exposure on its cash balances, accounts payable and accrued liabilities denominated in currencies other than the U.S. dollar, expenses incurred from certain supplier and service agreements denominated in Canadian dollars and Euro, as well as salaries and wages in respect of the Company’s Canadian employees. The Company does not currently manage its foreign currency exposure through hedging programs and will continue to monitor its foreign currency assets and liabilities and evaluate the needs for these programs in the future. During the years ended December 31, 2022 and 2021, the Company recorded $0.4 million and $0.2 million, respectively, of foreign currency losses in the consolidated statements of operations. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.
Interest rate risk
As of December 31, 2022, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $541.3 million which consisted of cash, money market funds, U.S. and Canadian government agency debt securities, corporate bonds, municipal bonds and commercial paper. The Company has a policy of investing in highly-rated securities, whose maturities are, at December 31, 2022, primarily less than one year. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio. The Company does not enter into investments for trading or speculative purposes.
The Company does not currently manage interest rate exposure through hedging programs. The Company will continue to monitor and evaluate the need for interest rate hedging programs in the future.

Item 8. Financial Statements and Supplementary Data
Our 2022 Financial Statements, together with the report of our independent registered public accounting firm, appear in this Form 10-K beginning on page F-1 and are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act as of December 31, 2022.

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

Management assessed our internal control over financial reporting as of December 31, 2022. This assessment was based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Person Transactions
Incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file within 120 days of the end of the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements
For a list of the financial statements included herein, see Index to the 2022 Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.
(b)Financial Statement Schedule
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the 2022 Financial Statements.
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

3.1	Certificate of Incorporation of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 1, 2021).
3.2	By-laws of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 1, 2021).
4.1	Description of Securities. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4/A filed by the Company on June 7, 2021).
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

10.9#*	Form of Performance Stock Unit Award under the POINT Biopharma Global Inc. 2021 Equity Incentive Plan.
10.10#	2020 POINT Biopharma, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4/A filed by the Company on June 7, 2021).
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

10.14#
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
10.17††*
First Amendment dated November 8, 2022 to the Exclusive License and Commercialization Agreement dated December 16, 2020 between POINT; the Canadian Molecular Probe Consortium; the Centre for Probe Development and Commercialization; and The University Health Network.

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
10.20#
Employment Agreement effective December 1, 2021, as amended, by and between POINT Biopharma USA Inc. and Justyna Kelly (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.21††
Exclusive Sublicense Agreement, dated April 2, 2020, between Bach Biosciences, LLC and POINT Biopharma Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

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

10.25††
Fourth Amendment dated May 6, 2022 to Exclusive Sublicense Agreement dated April 2, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.26#
Consulting Agreement effective January 1, 2022 by and between POINT Biopharma Inc. and Dr. Neil Fleshner (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.27††
Sublicense Agreement dated November 14, 2019 between POINT Theranostics Inc. and Scintomics GmbH. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.28††
License and Collaboration Agreement (PNT-2002) dated November 11, 2022 between the Company and Lantheus Two, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.29††
License and Collaboration Agreement (PNT-2003) dated November 11, 2022 between the Company and Lantheus Three, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

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
POINT BIOPHARMA GLOBAL INC.

Date: March 27, 2023	By:	/s/ Bill Demers
	Name:	Bill Demers
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe McCann	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2023
Dr. Joe McCann, Ph.D.

/s/ Allan C. Silber	Executive Chair and Director	March 27, 2023
Allan C. Silber

/s/ Bill Demers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2023
Bill Demers

/s/ Neil Fleshner	Chief Medical Officer and Director	March 27, 2023
Dr. Neil Fleshner

/s/ Rajesh K. Malik	Director	March 27, 2023
Dr. Rajesh K. Malik, M.D.

/s/ Jonathan Ross Goodman	Director	March 27, 2023
Jonathan Ross Goodman

/s/ Gerald Hogue	Director	March 27, 2023
Gerald Hogue

/s/ David C. Lubner	Director	March 27, 2023
David C. Lubner

/s/ Yael Margolin	Director	March 27, 2023
Dr. Yael Margolin, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of POINT Biopharma Global Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of POINT Biopharma Global Inc. and Subsidiaries (collectively the "Company") as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the related consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ ArmaninoLLP
San Jose, California
We have served as the Company’s auditor since 2021.
March 27, 2023

POINT BIOPHARMA GLOBAL INC.
Consolidated Balance Sheets
(In U.S. dollars)

	December 31, 2022	December 31, 2021
	$	$
ASSETS
Current assets
Cash and cash equivalents	286,428,371	238,815,991
Short-term investments	238,783,470	—
Prepaid expenses and other current assets	5,610,889	5,030,565
Total current assets	530,822,730	243,846,556

Non-current assets
Long-term investments	16,119,430	—
Property, plant and equipment, net	31,380,576	19,412,086
Total non-current assets	47,500,006	19,412,086

Total assets	578,322,736	263,258,642

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	7,703,150	1,738,470
Accrued liabilities	19,094,454	5,990,516
Deferred revenue	23,242,290	—
Income taxes payable	29,698,546	250,978
Total current liabilities	79,738,440	7,979,964
Deferred tax liability	—	65,592
Long-term income taxes payable	1,452,356	—
Deferred revenue, net of current portion	10,178,147	—
Total liabilities	91,368,943	8,045,556

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 105,649,741 and 90,121,794 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	10,565	9,012
Additional paid-in capital	448,391,574	314,488,782
Retained earnings (accumulated deficit)	39,008,505	(59,284,708)
Accumulated other comprehensive loss	(456,851)	—
Total stockholders' equity	486,953,793	255,213,086

Total liabilities and stockholders' equity	578,322,736	263,258,642

See accompanying Notes to the Consolidated Financial Statements

POINT BIOPHARMA GLOBAL INC.
Consolidated Statements of Operations
For the years ended December 31, 2022 and December 31, 2021
(In U.S. dollars)

	For The Year Ended December 31, 2022	For The Year Ended December 31, 2021
	$	$
Revenue
License revenue	225,165,000	—
Other revenue	1,414,563	—
Total revenue	226,579,563	—
Operating expenses
Research and development	82,050,392	33,505,392
General and administrative	19,006,876	12,006,438
Total operating expenses	101,057,268	45,511,830
Income (loss) from operations	125,522,295	(45,511,830)
Other income (expenses)
Investment income (finance costs)	4,469,320	(11,840)
Foreign currency loss	(405,527)	(73,153)
Total other income (expenses)	4,063,793	(84,993)
Income (loss) before provision for income taxes	129,586,088	(45,596,823)
Provision for income taxes	(31,292,875)	(305,658)
Net income (loss)	98,293,213	(45,902,481)
Net income (loss) per common share:
Basic	$1.04	$(0.62)
Diluted	$1.02	$(0.62)
Weighted average common shares outstanding:
Basic	94,601,214	73,850,822
Diluted	96,034,506	73,850,822

See accompanying Notes to the Consolidated Financial Statements

POINT BIOPHARMA GLOBAL INC.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2022 and December 31, 2021
(In U.S. dollars)

	For The Year Ended December 31, 2022	For The Year Ended December 31, 2021
	$	$
Net income (loss)	$98,293,213	$(45,902,481)
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale debt securities	(456,851)	—
Total comprehensive income (loss)	$97,836,362	$(45,902,481)

See accompanying Notes to the Consolidated Financial Statements

POINT BIOPHARMA GLOBAL INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2022 and December 31, 2021
(In U.S. dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity

	#	$	$	$	$	$
Balance at December 31, 2020, effect of the Business Combination (refer to Note 4)	54,647,656	5,465	26,857,040	(13,382,227)	—	13,480,278
Issuance of shares of Common Stock in connection with exercise of warrants	2,869,799	287	19,999,713	—	—	20,000,000
Issuance of shares of Common Stock in connection with stock option exercises	64,570	6	449,994	—	—	450,000
Issuance of shares of Common Stock, net of direct and incremental costs in connection with the Business Combination (refer to Note 4)	32,539,769	3,254	264,879,428	—	—	264,882,682
Stock-based compensation	—	—	2,302,607	—	—	2,302,607
Net loss	—	—	—	(45,902,481)	—	(45,902,481)
Balance at December 31, 2021	90,121,794	9,012	314,488,782	(59,284,708)	—	255,213,086
Issuance of shares of Common Stock, net of direct and incremental costs	15,489,779	1,549	130,304,142	—	—	130,305,691
Issuance of shares of Common Stock in connection with stock option exercises	38,168	4	53,049	—	—	53,053
Stock-based compensation	—	—	3,545,601	—	—	3,545,601
Net income	—	—	—	98,293,213	—	98,293,213
Other comprehensive loss, net of taxes	—	—	—	—	(456,851)	(456,851)
Balance at December 31, 2022	105,649,741	10,565	448,391,574	39,008,505	(456,851)	486,953,793

See accompanying Notes to the Consolidated Financial Statements

POINT BIOPHARMA GLOBAL INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022 and December 31, 2021
(In U.S. dollars)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
	$	$
Cash flows from operating activities
Net income (loss):	98,293,213	(45,902,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property, plant and equipment	1,395,029	—
Deferred income taxes	1,386,764	65,592
Share-based compensation expense	3,545,601	2,302,607
Amortization of debt issuance costs	—	11,840
Accretion of discounts net of amortization of premiums on investments	(1,953,604)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(580,324)	(3,180,219)
Accounts payable	4,825,228	(2,022,472)
Accrued liabilities	13,669,291	3,790,310
Deferred revenue	33,420,437	—
Income taxes payable	29,447,568	163,096
Amount due to related party within accrued liabilities	(22,898)	72,969
Change in accrued interest and dividends within investments	92,317	—
Net cash provided by (used in) operating activities	183,518,622	(44,698,758)
Cash flows from investing activities
Purchase of investments, net of sales and maturities	(253,498,464)	—
Purchase of property, plant and equipment	(12,766,522)	(8,802,182)
Net cash used in investing activities	(266,264,986)	(8,802,182)
Cash flows from financing activities
Issuance of shares of Common Stock, net of direct and incremental costs paid	130,305,691	—
Issuance of shares of Common Stock in connection with stock option exercises	53,053	450,000
Repayment of mortgage payable	—	(3,562,500)
Issuance of shares of Common Stock in connection with exercise of warrants	—	20,000,000
Issuance of shares of Common Stock in connection with the Business Combination (see Note 4), net of costs incurred by RACA and direct and incremental costs paid	—	264,882,682
Net cash provided by financing activities	130,358,744	281,770,182
Net increase in cash and cash equivalents	47,612,380	228,269,242
Cash and cash equivalents, beginning of period	238,815,991	10,546,749
Cash and cash equivalents, end of period	286,428,371	238,815,991

Supplemental disclosure of cash flow information:
Cash paid for income taxes	(483,797)	(68,785)
Cash paid for interest on mortgage payable	—	(92,338)
Non-cash investment activities:
Purchase of property, plant and equipment recorded in accounts payable and accrued liabilities	1,409,501	812,504

See accompanying Notes to the Consolidated Financial Statements

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)

1. Nature of business
Formation and organization
POINT Biopharma Global Inc., together with its consolidated subsidiaries ("POINT" or the “Company”), is a globally focused radioligand company building a platform for the clinical development and commercialization of radioligands that fight cancer. On September 18, 2019, POINT Theranostics Inc. was incorporated under the General Corporation Law of the State of Delaware (the "DGCL") and amended its name to “POINT Biopharma Inc.” on November 22, 2019. On June 30, 2021, following the Business Combination (as defined below), POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. Under the terms of the Business Combination Agreement (as defined below), stockholders of POINT Biopharma Inc. received approximately 3.59 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) in exchange for each common share of Point Biopharma Inc. Also in connection with the closing of the Business Combination, RACA (as defined below) consummated the sale of an aggregate of 16,500,000 shares of Class A common stock, par value $0.0001 per share, of RACA (“Class A Common Stock”) in a private placement at a price of $10.00 per share, for aggregate gross proceeds of $165.0 million (“PIPE Financing”). In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination (as defined below), each share of Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of RACA (“Class B Common Stock”) was converted into one share of Common Stock of the Company. For additional information on the Business Combination, please see Note 4.
The Company was founded on a mission to make radioligand therapy applicable to more cancers and available to more people, thereby improving the lives of cancer patients and their families everywhere.
The Company has four wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma USA Inc. and West 78th Street, LLC, each located in the U.S., and POINT Biopharma Corp., located in Canada. The Company’s headquarters is located at 4850 West 78th Street, Indianapolis, Indiana, 46268.
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
These consolidated financial statements and accompanying notes have been prepared in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements—Going Concern, on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
Impact of Covid-19 and other geopolitical events

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The U.S. administration has announced that it intends to end the public health emergency declaration as a result of COVID-19 on May 11, 2023. Although the impact has decreased and many of these measures have been terminated, COVID-19 may continue to have an impact on the global economy as well as businesses and capital markets around the world.
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

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
may have an adverse effect on the global financial markets. The Company's SPLASH trial has vendor staff in Ukraine, and any political instability in the region may disrupt resourcing assigned to the trial and negatively impact our business.
The Company is monitoring the potential impact of the COVID-19 pandemic and the potential impact of the Russo-Ukrainian conflict and other macroeconomic events on its business and consolidated financial statements. To date, the Company has not experienced any material business disruptions or incurred any impairment losses in the carrying values of its assets as a result of these events and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.
Risks and uncertainties
Prior to the Lantheus License Agreements (as defined in Note 3 below), the Company had incurred significant net losses and had funded operations through the Business Combination and equity financings. Operating losses and negative cash flows are expected to be incurred again in the future. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, regulatory approval of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of macroeconomic disruptions, such as those arising from the COVID-19 coronavirus and the Russo-Ukrainian conflict, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the periods presented. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the allocation of consideration to the performance obligations as well as the recognition of revenue with respect to performance obligations recognized over time each in connection with the Lantheus License Agreements, the accrual of research and development expenses and the valuations of stock options and warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Foreign currency and currency translation
The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s legal entities is also the U.S. dollar. As a result, the Company records no cumulative translation adjustments related to translation of unrealized foreign exchange gains or losses.
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

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
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
Investments
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its investments as current or non-current based on each instrument’s underlying maturity date. Investments with original maturities of greater than three months and less than one year are classified as current and are included in short-term investments in the consolidated balance sheets. Investments with remaining maturities greater than one year from the balance sheet date are classified as non-current and are included in long-term investments in the consolidated balance sheets. The Company’s investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Amortization and accretion of premiums and discounts are recorded in finance income (expense). Realized gains and losses on debt securities are included in other income (expense), net.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other-than-temporary in nature. For any adjustment the Company considers to be other-than-temporary, the Company reduces the investment to fair value through a charge to the statement of operations. No such adjustments were necessary during the periods presented. Recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure could have a negative impact on the valuation of our investments.
Leases
Currently, the Company only holds short term leases and has elected to apply the short-term lease exemption. For all future lease arrangements, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement and in accordance with the guidance of ASC 842. Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow, on a collateralized basis, the amount of the lease payments in the same

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
currency, for a similar term, and in a similar economic environment. The Company currently does not have financing leases.
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
Warrants
Common share purchase warrants entitle the holder to acquire common shares of the Company at a specified price for a specified period of time, which are classified as equity. Warrants are measured at the date of issuance using the Black-Scholes-Merton option pricing model. On January 28, 2021, all outstanding warrants to purchase common shares of the Company were exercised resulting in cash proceeds of $20.0 million.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the promised goods or services within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. In determining whether goods or services are distinct, the Company evaluates certain criteria, including whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (capable of being distinct) and (ii) the good or service is separately identifiable from other goods or services in the contract (distinct in the context of the contract).
The Company then determines the transaction price, which is the amount of consideration it expects to be entitled from a customer in exchange for the promised goods or services for each performance obligation and recognizes the associated revenue as each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which it expects to be entitled. If it is probable that a significant revenue reversal would not occur, the associated variable consideration is included in the transaction price.
ASC 606 requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the revenue standard as the price at which an entity would sell a promised good or service separately to a customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.
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

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
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
Share-based compensation expense
The Company recognizes share-based compensation expense for all share-based awards made to employees, directors and consultants based on estimated fair values. The Company determines share-based compensation on the grant date using the Black-Scholes-Merton option pricing model. The value of the award is recognized as expense on a straight-line basis over the requisite service period. ASC 718, Stock Compensation ("ASC 718") allows for forfeitures to be recognized in the period in which they occur. ASC 718 aligns the accounting for share-based payments to non-employees with that of employees, with certain exceptions.
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

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
The Company may be entitled to investment tax credits in connection with its research and development costs. These investment tax credits are non-refundable tax credits and are accounted for in accordance with the Company’s income tax accounting policies.
Net income (loss) per share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period.
Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For the purpose of this calculation, outstanding warrants, stock options and performance share units are considered potential dilutive common shares.
Segment information
The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the development of radioligand therapy for the treatment of cancer.
Recent accounting pronouncements
Debt with Conversion and Other Options
The FASB has issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023. The Company early adopted the provisions of ASU 2020-06 on January 1, 2022 and there was no material impact to its consolidated financial statements.
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
The FASB has issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 provides guidance that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard also provides guidance on how an entity should measure and recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2021. The Company adopted the provisions of ASU 2021-04 on January 1, 2022 and there was no material impact to its consolidated financial statements.
3. Revenue
In November 2022, POINT announced strategic collaboration and exclusive license agreements with Lantheus Holdings Inc. ("Lantheus") for exclusive worldwide rights for PNT2002 and PNT2003, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan) (the "PNT2002 Agreement" and "PNT2003 Agreement", respectively, and collectively the "Lantheus License Agreements"). The collaboration pairs POINT's expertise in next generation radioligand development and manufacturing with Lantheus’ commercial leadership in PSMA PET and radiopharmaceuticals.

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
In December 2022, closing conditions for the transaction, including Hart-Scott-Rodino antitrust clearance, were met. For PNT2002, POINT has received a $250 million upfront payment. POINT will receive an additional payment of up to $250 million upon U.S. regulatory approval, and, once certain return on investment financial thresholds have been achieved and other conditions met, royalties of 20% on all net sales (prior to which there is a period of sales in which the royalty may be based on only a portion of the gross profit), as well as the potential for up to an additional $1.3 billion in various net sales milestone payments. For PNT2003, POINT has received a $10 million upfront payment, and will receive up to an additional $30 million upon U.S. regulatory approval, royalties of 15% on net sales, as well as the potential for up to an additional $275 million in various net sales milestone payments.
The Company is responsible for completing the SPLASH trial and the parties will work together to file the New Drug Application (“NDA”) with the costs incurred in connection with the U.S. Food and Drug Administration ("FDA") submission being borne by Lantheus. Thereafter, Lantheus will be responsible for all additional clinical and regulatory costs in the U.S., as well as all costs for development, clinical trials and regulatory approval in the rest of its territories outside the U.S., except Asia.
To determine the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identify the promised goods or services in the contract, (ii) determine whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract, (iii) measure the transaction price, including the constraint on variable consideration, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) the Company satisfies each performance obligation.
In connection with the PNT2002 Agreement the Company identified the following performance conditions: (i) the license it conveyed to Lantheus with respect to certain intellectual property, (ii) service provided to complete the SPLASH trial, support the NDA submission and participate in joint steering activities and (iii) manufacturing activities. The Company determined the transaction price under ASC 606 at the inception of the PNT2002 Agreement to be the $250 million upfront payment and has allocated this to the first two performance obligations based on a relative standalone selling price basis. The standalone selling prices for the first two performance obligations were determined using adjusted market and expected cost plus a margin assessments, respectively. The Company concluded that variable consideration associated with the product manufacturing relates solely to the manufacturing activities performance obligation on the basis that it believes that the expected margin associated with this consideration is in line with market standards and specifically relate to the Company's efforts to satisfy its manufacturing obligations.
In connection with the PNT2003 Agreement the Company identified the following performance conditions: (i) the license it conveyed to Lantheus with respect to certain intellectual property, (ii) service provided to complete the necessary submissions for regulatory approval and participate in joint steering activities and (iii) manufacturing activities. The Company determined the transaction price under ASC 606 at the inception of the PNT2003 Agreement to be the $10 million upfront payment and has allocated this to the first two performance obligations based on a relative standalone selling price basis. The standalone selling prices for the first two performance obligations were determined using adjusted market and expected cost plus a margin assessments, respectively. The Company concluded that variable consideration associated with the product manufacturing relates solely to the manufacturing activities performance obligation on the basis that it believes that the expected margin associated with this consideration is in line with market standards and specifically relate to the Company's efforts to satisfy its manufacturing obligations.
The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur. Variable consideration in the PNT2002 Agreement and PNT2003 Agreement consists of:
•Potential future regulatory milestone payments. The Company concluded that this variable consideration is constrained considering that achievement of the milestones are outside its control and contingent upon the future success of clinical trials and regulatory approval by the FDA and in respect of other territories outside the U.S..
•Potential future milestone payments in connection with certain sales targets as well as any future royalties. The Company concluded that these payments qualify for the royalty exception. Under the royalty exception, sales-based royalties are recognized at the later of when (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales- or usage-based royalty has been allocated is satisfied (in whole or in part). That is, an entity does not estimate the amount of a sales-based royalty at contract inception; rather, revenue would be recognized when the subsequent sales occur (under the assumption that the associated performance obligation has been satisfied or partially satisfied).

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
•Potential payments for the manufacturing and supply of commercial product. The Company concluded that this variable consideration is constrained as it is contingent upon future regulatory approvals and the execution of a manufacturing and supply agreement.
The estimate of the Company’s variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. For the potential future regulatory milestone payments, the Company utilizes the most likely amount approach to determine the amounts recognized and timing of recognition. For the potential payments for manufacturing and supply of commercial product, the Company utilizes the expected value approach to determine the amounts recognized and timing of recognition. Once the constraint is removed, the milestone payments will be accounted for and allocated to the performance obligations.
For the licenses conveyed to Lantheus, the Company recognized revenue at a point in time upon execution and regulatory approval of the Lantheus License Agreements. The Company concluded that the licenses represent that of functional intellectual property as each has significant standalone functionality and derives a substantial portion of their utility from that standalone functionality.
For the obligations to complete the SPLASH trial, support the NDA submission and participate in joint steering activities in connection with the PNT2002 Agreement as well as the obligations to complete the necessary submissions for regulatory approval and participate in joint steering activities for the PNT2003 Agreement, the Company recognizes revenue using the cost-to-cost method, which it concluded best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.
The following table presents the Company’s contract liabilities as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Deferred revenue
Deferred revenue, current	$23,242,290	$—
Deferred revenue, net of current portion	10,178,147	—
Total	$33,420,437	$—
At inception of the Lantheus License Agreements, deferred revenue $34.8 million was recognized in connection with future performance. During the year ended December 31, 2022, the Company recognized $1.4 million in revenue for services performed. The current portion of deferred revenue reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months. The Company expects to recognize the remainder of the deferred revenue in subsequent periods through the year ending December 31, 2028. No contract assets, were recognized in connection with the Lantheus License Agreements, including costs incurred in obtaining the agreements.

4. Business Combination
On March 15, 2021, POINT Biopharma Inc. entered into a definitive business combination agreement (the “Business Combination Agreement”) with Therapeutics Acquisition Corp. (NASDAQ:RACA), d/b/a Research Alliance Corp. I (“RACA”), a special purpose acquisition company sponsored by RA Capital Management L.P., that was created for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. On June 30, 2021 (the “Closing Date”), Bodhi Merger Sub, Inc., a wholly-owned subsidiary of RACA, merged with and into POINT Biopharma Inc. (the “Business Combination”), with POINT Biopharma Inc. as the surviving company in the Business Combination and, after giving effect to such Business Combination, POINT Biopharma Inc. became a wholly-owned subsidiary of RACA. RACA was then renamed “POINT Biopharma Global Inc.”
In accordance with the terms of the Business Combination Agreement, upon the closing of the Business Combination:
(i)each share and vested equity award of POINT Biopharma Inc. outstanding as of immediately prior to the Closing Date was converted into shares of Common Stock of the Company or comparable vested equity

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
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
In connection with the Business Combination, the Company incurred underwriting fees and other costs considered to be direct or incremental to the proceeds raised in connection with the Business Combination and PIPE Financing totaling approximately $21.9 million, consisting of costs incurred by RACA prior to the completion of the Business Combination as well as investment banker, legal, audit, tax, accounting and listing fees. These amounts are reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2022.

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

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)

Number of Shares
RACA Class A and Class B shares outstanding prior to the Business Combination	16,039,769
Class A shares issued pursuant to the PIPE Financing	16,500,000
Common Stock issued upon conversion of RACA Class A Common Stock and Class B Common Stock and PIPE Financing shares	32,539,769
Common Stock issued upon conversion of POINT Biopharma Inc. common shares	57,582,025
Total shares of Common Stock outstanding immediately following the Business Combination	90,121,794
5. Cash, cash equivalents and investments
Cash, cash equivalents and investments consisted of the following:

	As of December 31, 2022	As of December 31, 2021
Cash	$12,429,627	$238,815,991
Cash equivalents:
Money market funds	273,998,744	—
Commercial paper	—	—
Total cash and cash equivalents	286,428,371	238,815,991
Short-term investments
Commercial paper	115,156,455	—
Corporate bonds	45,219,042	—
U.S. Government agency debt securities	42,577,762	—
Asset backed securities	35,830,211	—
Total short-term investments	238,783,470	—
Long-term investments
Asset backed securities	16,119,430	—
Total long-term investments	16,119,430	—
Total cash, cash equivalents and investments	$541,331,271	$238,815,991
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security as at December 31, 2022, were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-current
Commercial paper	$115,156,455	$—	$—	$115,156,455	$115,156,455	$—
Asset backed securities	52,019,619	26,527	(96,505)	51,949,641	35,830,211	16,119,430
Corporate bonds	45,468,482	—	(249,440)	45,219,042	45,219,042	—
U.S. Government agency debt securities	42,715,195	—	(137,433)	42,577,762	42,577,762	—
Total available-for-sale securities	$255,359,751	$26,527	$(483,378)	$254,902,900	$238,783,470	$16,119,430
The following table summarizes the fair value of available-for-sale investments based on maturities as of December 31, 2022:

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)

	Amortized Cost	Fair Value
Maturing within one year	$239,236,498	$238,783,470
Maturing between one and five years	16,123,253	16,119,430
Total	$255,359,751	$254,902,900
6. Fair value measurements
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
The following tables present information about the Company’s financial assets and liabilities as of December 31, 2022 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Cash equivalents:
Money market mutual fund	$273,998,744	$—	$—	$273,998,744
Commercial paper	—	—	—	—
Available-for-sale debt securities:
Commercial paper	—	115,156,455	—	115,156,455
Asset backed securities	—	51,949,641	—	51,949,641
Corporate bonds	—	45,219,042	—	45,219,042
U.S. Government agency debt securities	42,577,762	—	—	42,577,762
Total	$316,576,506	$212,325,138	$—	$528,901,644
Certain of our available-for-sale debt securities, including U.S. Government agency debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2022.
There have been no transfers of assets or liabilities between the fair value measurement levels.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)

	As at December 31, 2022	As at December 31, 2021
Prepaid clinical trial expenses	$4,011,419	$1,973,609
Insurance	1,310,314	2,175,379
Canadian harmonized sales tax receivable	60,222	72,666
Deposit on production equipment	13,738	703,461
Other	215,196	105,450
Total	$5,610,889	$5,030,565
8. Property, plant and equipment, net
Property, plant and equipment consisted of the following:

	As at December 31, 2022	As at December 31, 2021
Land and building	$18,163,962	$—
Property in development	8,434,384	16,561,032
Machinery and equipment	5,328,639	2,132,768
Furniture and fixtures	698,728	590,545
Computer equipment	149,892	127,741
	32,775,605	19,412,086
Less: Accumulated depreciation	(1,395,029)	—
Property, plant and equipment, net	$31,380,576	$19,412,086

On July 2020, the Company purchased land and a building in Indianapolis, Indiana (which has been expanded to approximately 81,000 square feet) for the purpose of retrofitting the existing building into a state-of-the-art, Good Manufacturing Practices ("GMP") compliant facility that will support the Company’s drug manufacturing operations. The purchase of the property was financed by a mortgage that was repaid on July 29, 2021 (see Note 11).

The Company commenced the manufacture of clinical supply in the Indianapolis manufacturing facility in January 2022; however, construction continues on the facility to expand capacity. The Company has determined this to be the date upon which its property, plant and equipment was available for its intended use. Property, plant and equipment that have finite lives are recorded at cost less accumulated depreciation and impairment losses. Depreciation is expensed from the month the particular asset is available for its intended use, using the straight-line method over the estimated useful life of such asset at the following rates, which in each case are intended to reduce the carrying value of the asset to the estimated residual value:

Asset Category	Estimated Useful Life
Computer equipment	5 years
Machinery and equipment	7 years
Furniture and fixtures	7 years
Building	20 years
9. Accounts payable
Accounts payable consisted of the following:

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)

	As at December 31, 2022	As at December 31, 2021
Accounts payable	$7,676,552	$1,730,304
Other payables	26,598	8,166
Total	$7,703,150	$1,738,470
10. Accrued expenses
Accrued liabilities consisted of the following:

	As at December 31, 2022	As at December 31, 2021
Accrued research and development costs	$9,645,594	$1,142,056
Accrued personnel costs	7,116,382	3,440,558
Accrued corporate legal fees and other professional services	2,068,793	654,945
Accrued costs for purchase of property, plant and equipment	105,741	648,196
Other accrued costs	157,944	104,761
Total	$19,094,454	$5,990,516
11. Mortgage payable
On July 10, 2020, the Company obtained a mortgage loan in the amount of $3,562,500 (the “Mortgage”) for the purpose of purchasing its manufacturing facility and related land located in Indianapolis, Indiana (the “Property”). The Mortgage was collateralized by a first charge over the Property. As part of the financing, the Company incurred $17,194 of costs and fees from the lender that were capitalized and recorded as finance costs over the life of the Mortgage. On July 29, 2021, the loan on the manufacturing facility in Indianapolis, Indiana was repaid and the related mortgage on the Company's facility in Indianapolis, Indiana was released.
Prior to its repayment, the Mortgage bore interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The Mortgage required quarterly interest payments, which commenced on October 1, 2020, with the principal amount due at maturity on January 10, 2022.
For the year ended December 31, 2021, the Company recorded $63,195 in interest costs which have been capitalized within property, in development, and recorded amortization of debt issuance costs of $11,840 through finance costs.
12. Stockholders’ equity
Common and Preferred Stock
The Company is authorized to issue 430,000,000 shares of Common Stock, with a par value of $0.0001 per share, as well as 20,000,000 of shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”). The figures below are presented giving effect to a retroactive application of the Business Combination which resulted in a conversion of the previous POINT Biopharma Inc. common shares to shares of Common Stock of the Company at a conversion ratio of approximately 3.59:1. The par value of previous POINT Biopharma Inc. common shares was $0.001. See Note 4 for additional details.
During the year ended December 31, 2022, the Company issued 15,527,947 shares of Common Stock, including (a) 15,489,779 shares of Common Stock in connection with an underwritten public offering at the price of $9.00 per share pursuant to a registration statement on Form S-3 previously filed and declared effective by the Securities and Exchange Commission, resulting in total gross proceeds of $139.4 million (excluding approximately $9.1 million of issuance costs) and (b) 38,168 shares of Common Stock in connection with the exercise of stock options issued to non-employee consultants, resulting in total cash proceeds of $0.1 million.

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
During the year ended December 31, 2021, the Company issued 35,474,138 shares of Common Stock, including (a) 32,539,769 of shares of Common Stock in connection with the Business Combination and PIPE Financing (see Note 4), (b) 800,000 shares of common stock of POINT Biopharma Inc. (exchanged for 2,869,799 shares of Common Stock) in connection with the exercise of warrants, resulting in cash proceeds of $20.0 million and (c) 18,000 shares of common stock of POINT Biopharma Inc. (exchanged for 64,570 shares of Common Stock) in connection with the exercise of stock options issued to a non-employee consultant, resulting in cash proceeds of $0.5 million.
As of December 31, 2022, the number of total issued and outstanding shares of Common Stock was 105,649,741 (December 31, 2021 – 90,121,794).
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. During the year ended December 31, 2022, no cash dividends had been declared or paid by the Company (December 31, 2021 — $nil).
The Company’s board of directors has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL. During the year ended December 31, 2022, no shares of Preferred Stock have been issued by the Company (December 31, 2021 — nil).
13. Share-based compensation
Equity Incentive Plans
In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, in connection with the Business Combination, the Company’s board of directors adopted the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. Upon the closing of the Business Combination, the Company assumed the outstanding equity awards under the 2020 EIP and each outstanding option to acquire common shares of POINT Biopharma Inc. (whether vested or unvested) under the 2020 EIP was substituted with a substantially equivalent option to acquire shares of Common Stock of the Company based on the conversion ratio for the POINT Biopharma Inc. common shares in the Business Combination and remained outstanding under the 2020 EIP. No further grants may be made under the 2020 EIP. The 2021 EIP provides that the number of shares reserved and available for issuance under the 2021 EIP will automatically increase each January 1, beginning on January 1, 2022, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's board of directors. As of December 31, 2022, the number of shares of Common Stock authorized for issuance under the 2021 EIP was 7,925,052. On January 1, 2023, the number of shares of Common Stock available under the 2021 EIP increased by 4,225,990.
Stock options
The Company concluded that the replacement stock options issued in connection with the Business Combination did not require accounting for effects of the modification under the ASC 718 as it was concluded that (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified, (b) there are no changes to the vesting conditions of the award, and (c) there is no change to the classification of the award.
Stock options generally vest over a four-year period, with 25% vesting after the 1st year anniversary and the remaining options vesting ratably over the remaining three years. All employee stock options generally expire 6 years from the date of the grant.

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
Share-based compensation expense for the years ended December 31, 2022 and 2021 was recognized in the Consolidated Statements of Operations as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Research and development	$1,616,383	$1,899,471
General and administrative	1,929,218	403,136
Total share-based compensation expense	$3,545,601	$2,302,607
The Company did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2022 and December 31, 2021.
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
The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Year ended December 31, 2022	Year ended December 31, 2021
Risk-free interest rate	1.24% – 3.13%	0.66% – 1.16%
Expected term (in years)	4.25	4.25 – 5.38
Expected volatility	72% – 75%	65% – 73%
Expected dividend yield	0%	0%
The following table summarizes the activity relating to the Company’s stock options. The below stock option figures are presented giving effect to a retroactive application of the Business Combination which resulted in a replacement of the previous POINT Biopharma Inc. stock options with stock options of the Company, as described above, at a conversion ratio of approximately 3.59:1. In addition, the exercise price for each replacement stock option was also adjusted using the ratio of approximately 3.59:1. See Note 4 for additional details:

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)

	Number of Shares (#)	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding as of December 31, 2021	3,825,751	4.78
Granted	1,948,614	8.01
Exercised	(38,168)	1.39
Forfeited	(143,899)	7.90
Expired	(125)	8.47
Outstanding as of December 31, 2022	5,592,173	5.85	4.5	10,612,980
Vested and expected to vest as of December 31, 2022	5,592,173	5.85	4.5	10,612,980
Options exercisable as of December 31, 2022	1,841,790	4.65	4.5	5,165,869
The aggregate intrinsic value in the table above represents the pretax intrinsic value, which is calculated as the difference between the exercise price of the stock options and the fair value of the Common Stock.
During the year ended December 31, 2022, 1,948,614 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.590. The vesting terms of these stock options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest ratably over the remaining three years. On June 6, 2022, the terms of 128,070 stock options previously granted to directors of the Company were amended to reduce the vesting period to one year. This amendment was accounted for as a modification and there was no material impact to stock-based compensation recorded.
During the year ended December 31, 2021, 1,614,683 stock options were granted, including: (a) 1,255,959 stock options granted to employees and directors of the Company, with a weighted average grant date fair value of $4.466 and (b) 358,724 stock options to a non-employee consultant of the Company, with a weighted average grant date fair value of $3.885. The vesting terms of the stock options granted to employees and directors are such that 25% vest on the one-year anniversary of the date of grant and the remaining 75% vest ratably over the remaining three years. The vesting terms of the grant to the non-employee consultant were such that 25% of the options vested immediately upon grant, 10% vesting on the first anniversary of the date of the grant and the remaining 65% vesting based on certain performance milestones. Upon completion of the Business Combination, the remaining 269,043 unvested stock options immediately vested and all remaining unrecognized stock-based compensation expense associated with these stock options was recorded.
During the year ended December 31, 2022, non-employee consultants of the Company exercised 38,168 stock options with an intrinsic value of $0.3 million, resulting in the issuance of 38,168 shares of Common Stock for cash proceeds of $0.1 million.
During the year ended December 31, 2021, a non-employee consultant of the Company exercised 64,570 stock options with an intrinsic value of $nil, resulting in the issuance of 64,570 shares of Common Stock for cash proceeds of $0.5 million.
As of December 31, 2022, the unrecognized share-based compensation expense related to unvested options, was $10.5 million and the estimated weighted average remaining vesting period was 2.0 years. As of December 31, 2021, the unrecognized share-based compensation expense related to unvested options, was $5.8 million and the estimated weighted average remaining vesting period was 2.4 years.
Performance Share Units
During the year ended December 31, 2022, 146,044 (December 31, 2021 - nil) performance share units ("PSUs") were granted to employees of the Company, with a grant date fair value of $6.61 per unit based on the closing share price of the Company's Common Stock on the date of grant. The vesting terms of these PSUs are such that 100% vest upon the regulatory approval of PNT2002 by the FDA. The Company did not record any stock based compensation expense related to these PSUs on the basis that they cannot be considered probable to vest as the regulatory approval requirement is outside the control of the Company and the clinical trial remains ongoing.

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
14. Commitments and contingencies
Indianapolis facility commitments
The Company is party to certain agreements for the continuing expansion of the manufacturing capabilities of the Indianapolis facility. Effective in the second quarter of 2022, the Company entered into an agreement for the design and build of a commercial manufacturing line. As of December 31, 2022, the Company is committed to aggregate future payments of approximately $18.3 million in connection with these agreements. During the years ended December 31, 2022 and December 31, 2021 approximately $8.7 million and $6.1 million, respectively, has been recorded within property, plant and equipment in connection with these agreements.
Clinical trial and commercial commitments
The Company, in the normal course of business, enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements include individual commitments up to $1.4 million. Aggregate remaining minimum commitments amount to approximately $3.1 million with payments ranging from three to five years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with its supply agreements of approximately $12.1 million during the year ended December 31, 2022 (year ended December 31, 2021 – $3.6 million).
The Company also has supply agreements with third parties to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $109.3 million ($148.3 million CAD) over the remaining contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party suppliers. The Company recorded $0.1 million in connection with this agreement during the year ended December 31, 2022 (year ended December 31, 2021 – $nil).
The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $23.6 million with payments that range from one to five years. The Company recorded research and development expenses in connection with this agreement of approximately $23.5 million during the year ended December 31, 2022 (year ended December 31, 2021 – $8.9 million).
15. License agreements
License agreement with Scintomics GMBH (“SCI”)
In November 2019, the Company entered into a sublicense agreement with SCI (“SCI Agreement). Under the SCI Agreement, the Company was granted an exclusive, sublicensable, worldwide (other than the Middle East and Asia) license under SCI’s patent rights to use, develop, manufacture and commercialize any products arising from SCI’s patent rights related to PSMA ligands for imaging and endoradiotherapy. Under the SCI Agreement, the Company is obligated to make aggregate milestone payments to SCI of up to $25.4 million (€23.5 million), upon the achievement of specified development and regulatory milestones. The Company is also obligated to pay a low-teens percentage royalty related to the annual net sales by the Company and any of its affiliates and sublicensees. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country. There is also an additional low thirties percentage fee payable to SCI for monetary payments arising from the grant of a sublicense to a sublicensee or in the form of other benefits. The Company has the right to terminate the agreement, subject to a prior notice of five months. If the Company or SCI fails to comply with any of its obligations or otherwise breaches the agreement, the other party may terminate the agreement upon written notification.
During the year ended December 31, 2022, the Company made a payment to SCI of approximately $1.1 million upon the achievement of a specified development milestone and recognized this amount as a research and development expense. During the year ended December 31, 2021 the Company did not make any payments to SCI or recognize any research and development expenses under the SCI Agreement.
Research and license agreements with Bach Sciences LLC (“Bach Biosciences”)

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
First BACH Agreement

In April 2020, the Company entered into a sublicense and collaboration agreement with Bach Biosciences to develop and commercialize a radioligand agent as amended on April 14, 2020, January 5, 2021, September 24, 2021, and May 6, 2022 (collectively, the “BACH Agreement"). The BACH Agreement grants to POINT Biopharma Inc. an exclusive, sublicensable, worldwide license under Bach Biosciences' patent rights to use, develop, manufacture and commercialize any products arising from the licensed technology. Pursuant to the September 24, 2021 amendment (the "Third Amendment"), POINT Biopharma Inc. exercised its option (the “Commercialization Option”) under the BACH Agreement to acquire a worldwide exclusive, royalty-bearing license to commercialize any products and processes from uses of patent rights for FAP-targeted radioligands. The Third Amendment also amended the Sublicense Agreement to provide the Company with the first option (the “Invention Option”) to acquire a worldwide exclusive royalty-bearing license to Bach Biosciences' patent rights, materials and know-how with respect to new inventions directed to FAP-targeted radioligands. As partial consideration for the exercise of the Commercialization Option and the grant of the Invention Option under the Third Amendment, POINT Biopharma Inc. paid, upon execution of the BACH Agreement, an option exercise fee of $3.3 million. Pursuant to the May 6, 2022 amendment (the “Fourth Amendment”), the Company and Bach Biosciences agreed to remove all regulatory and sales milestones which would have been payable from the Company to Bach Biosciences, as well as to reduce the royalty rate payable by Company to Bach Biosciences by fifty percent (one-half). In signing the Fourth Amendment, the Company agreed to pay a one-time amendment fee to Bach Biosciences of $2.0 million, and to extend the duration of the Company’s sponsored research relationship relating to the generation of new FAPi-targeting drugs with Bach Biosciences and Tufts Medical School by an additional two years at the current sponsorship rate. The Company is also obligated to pay a low-teens percentage royalty related to the annual net sales of each licensed products or licensed process covered by a valid claim, but reduced to a single digit percentage royalty related to net sales in the absence of a valid claim by the Company and any of its affiliates and sublicensees based on its global sales. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country. There is also an additional low- teens to mid-twenties percentage sublicense fee payable to Bach Biosciences for monetary payments arising from a grant of a sub-license to a sub-licensee or in the form of other benefits, depending on the specified development stage of the product.
In April 2020, we entered into a research agreement with Bach Biosciences for a period of 5 years where Bach Biosciences is contracted to perform research on our behalf, with respect to the BACH Agreement. During the year ended December 31, 2022, the Company made a payment to Bach Biosciences of $2.0 million related to the Fourth Amendment fee discussed above and recognized this amount as research and development expenses in its consolidated statements of operations. During the year ended December 31, 2021, a payment of $3.3 million was recorded as research and development expenses. During the year ended December 31, 2022, the Company also made payments for the sponsored research agreements in the amount of $1.8 million (December 31, 2021 – $1.3 million), which are recognized as research and development expenses in the Company’s consolidated statements of operations.
Second BACH Agreement
In December 2020, the Company entered into a sublicense and collaboration agreement with Bach Biosciences to develop and commercialize compounds that leverage a proprietary technology platform (“Second BACH Agreement’”). Under the Second BACH Agreement, the Company was granted an exclusive, sublicensable, worldwide license under Bach Bioscience’s patent rights to use, develop, manufacture and commercialize any products arising from the patent related to the synthetic compound. The Company is obligated to make aggregate milestone payments to Bach Biosciences of up to $3.0 million for the first product developed, upon the achievement of specified development and regulatory milestones and of up to $45.0 million upon the achievement of specified sales milestones. For subsequent products, the Company is obligated to make a milestone payment to Bach Biosciences of up to $1.0 million for major market regulatory approval and of up to $45.0 million upon the achievement of specified sales milestones. The Company is also obligated to pay a low-teens percentage royalty related to net sales of each licensed product or licensed process covered by a valid claim, which reduces to a single digit percentage royalty related to net sales in the absence of a valid claim. Royalty payments will be reduced in an amount equal to 100% of royalty fees paid to Avacta (defined below) for the same licensed product. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country. There is also an additional low-teens to mid-twenties percentage sublicense fee payable to Bach Biosciences for monetary payments arising from a grant of a sub-license to a sub-licensee or in the form of other benefits, depending on the specified development stage of the product.
In January 2021, we entered into a research agreement with Bach Biosciences for a period of three years where Bach Biosciences is contracted to perform research on our behalf, with respect to the Second BACH Agreement. During the year

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
ended December 31, 2022, the Company made payments in connection with the sponsored research agreement in the amount of $1.0 million as a research and development expense. During the year ended December 31, 2021, the Company made payments in connection with the sponsored research agreement in the amount of $0.8 million and $0.2 million for the exclusive commercialization option upfront fee, both of which were recorded within research and development expense.
License agreement with Avacta Life Sciences Limited (“Avacta”)

In December 2020, the Company entered into an agreement with Avacta (“Avacta Agreement”), which is directly related to the Second BACH Agreement described above. Under the Avacta Agreement, the Company became a sublicensee of Avacta’s license for using intellectual property related to developing and marketing FAP-activated radioligand agents. Under this agreement, the Company obtained an exclusive license of Avacta’s patent rights to use, develop, manufacture and commercialize any products arising from the patent. The Company has the right to grant sublicenses of its rights. The Company is obligated to make aggregate milestone payments to Avacta of up to $4.5 million, upon the achievement of specified development milestones for its first product and up to $3.0 million each for any additional products developed with the technology upon reaching the specified development milestones. In addition, the Company is obligated to pay a milestone payment of $5.0 million for each product for the regulatory milestone being approved in specified territories. There is also an additional single digit percentage fee payable to Avacta for monetary payments arising from a grant of a sublicense to a sublicensee or in the form of other benefits. The Company is also obligated to pay a single digit percentage royalty (subject to a reduction on certain conditions) related to the annual net sales by the Company, its affiliates or its sublicensees for each licensed product or license process and a single digit percentage royalty on a specified product arising out of the patents. The royalty rate will be reduced by 50% for net sales occurring in the U.S. if there is no valid claim at the time of sale. There is also an additional single digit percentage fee payable to Avacta for monetary payments arising from a grant of a sublicense to a sublicensee or in the form of other benefits.
During the year ended December 31, 2022, the Company did not make any payments to Avacta or recognize any research and development expenses under the Avacta Agreement (December 31, 2021 – the last three installments of the initial license fee of $0.8 million as a research and development expense).
License agreement with Canadian Molecular Probe Consortium (“CanProbe”)
In December 2020, the Company entered into a license agreement with CanProbe (“CanProbe Agreement”). Under the CanProbe Agreement, the Company was granted an exclusive, sublicensable and worldwide license under CanProbe’s patent rights to use, develop, manufacture and commercialize any products arising from a patent associated with the process for the production of 177Lu. The Company is obligated to make aggregate milestone payments to CanProbe of up to $2.4 million ($3.3 million CAD) upon the achievement of receiving marketing authorization milestones for specified territories. On November 8, 2022, POINT entered into a first amendment to the CanProbe Agreement, between the Company; the Canadian Molecular Probe Consortium; the Centre for Probe Development and Commercialization; and The University Health Network, collectively the (“Parties”) pursuant to which certain amendments have been made to the Company's royalty obligations. The Company is obligated to pay a single digit royalty related to the annual net sales by the Company and any of its affiliates and sublicensees. Royalties will be paid by the Company on a country-by-country basis beginning upon the first commercial sale in such country. There is also an additional low-teens percentage fee payable to CanProbe for monetary payments arising from a grant of a sublicense to a sublicensee or in the form of other benefits. In the event it is necessary for the Company or its sublicensees to sell the product in a sub-territory or to obtain a license and to pay royalties to one or more third parties on net sales, and if the aggregate royalty burden payable is greater than a high single digit percent of net sales, then the Company may reduce the royalty fees or sub-licensing fees for sales of such product by 50% of royalties actually paid to the third party on net sales of the product in the territory in the same royalty period.
During the year ended December 31, 2022, the Company paid $1.0 million in royalty payments in connection with this agreement (December 31, 2021 – nil).
License agreement with Belgian Nuclear Research Centre (“SCK-CEN”)
On June 30, 2021, the Company entered into a license agreement with the Belgian Nuclear Research Centre (“SCK-CEN”). Under the SCK-CEN Agreement, the Company was granted a worldwide, royalty-bearing, non-exclusive,

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
sublicensable license under SCK-CEN’s patent rights to develop, make, have made, use and import n.c.a 177Lu using SCK-CEN Technology. The Company is obligated to make aggregate milestone payments to SCK-CEN of up to $0.1 million (€0.1 million) upon the achievement of certain technology implementation milestones. The Company is also obligated to make aggregate minimum royalty payments of $7.6 million (€7.1 million) over the course of eight years commencing in 2023 with an annual cap of €6.3 million over the same term. The Company paid $34.0 thousand upon the achievement of specified development milestones and recognized this amount as a research and development expense (December 31, 2021 the Company did not record any costs in connection to this license agreement.
16. Income taxes
Domestic and international pre-tax income (loss) consists of the following:

	Year ended December 31, 2022	Year ended December 31, 2021
U.S.	$128,516,847	$(46,225,053)
Canada	1,069,241	628,230
Income (loss) before provision for income taxes	$129,586,088	$(45,596,823)

Income tax expense attributable to operations is comprised of the following:

	Year ended December 31, 2022	Year ended December 31, 2021
Current income tax:
Federal	$28,633,595	$75
State	2,009,860	(114)
Foreign	715,012	240,105
Total current expense	31,358,467	240,066
Deferred income tax:
Federal	—	—
State	—	—
Foreign	(65,592)	65,592
Total deferred expense	(65,592)	65,592
Total provision for income tax	$31,292,875	$305,658
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Provision for income taxes at the Company’s statutory tax rate of 21%	$27,213,079	$(9,575,333)
State income taxes, net of federal tax benefit	274,628	(1,496,432)
Change in valuation allowance	5,679,256	10,570,870
Research and development credits	(2,231,764)	—
Permanent items and other	357,676	806,553
Provision for income taxes at the Company’s effective income tax rate	$31,292,875	$305,658
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)

	Year ended December 31, 2022	Year ended December 31, 2021
Net operating loss carryforwards	$425,356	$12,909,104
License agreements	2,710,026	1,763,889
Capitalized research expenses	17,138,905	—
Start-up costs	240,007	233,205
Share based compensation	733,062	811,236
Reserves and accruals	845,881	266,480
Tax credits	615,621	71,934
Other	418,696	2,829
Total deferred tax assets	23,127,554	16,058,677
Valuation allowance	(21,848,269)	(16,054,274)
Net deferred tax assets	1,279,285	4,403

Deferred tax liabilities
Depreciation	(1,279,285)	—
Unrealized exchange gain	—	(69,995)
Total deferred tax liabilities	(1,279,285)	(69,995)

Net deferred tax liabilities	$—	$(65,592)
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
Currently, management expects to generate losses for the foreseeable future as a result of the Company's continued focus on the development of its existing research programs. In addition, the federal jurisdiction and state jurisdictions in which the Company operates do not allow for carryback of operating losses. As a result of the expectation of future losses and the lack of carryback potential, the Company has concluded that its deferred tax assets are not realizable. As a result, the Company has recognized a valuation allowance against its deferred tax assets.
As of December 31, 2022, the Company has fully utilized its federal net operating loss carryforwards and has state net operating loss carryforwards of approximately $8.3 million. The state net operating losses will begin to expire in 2030. As of December 31, 2022, the Company has $0.4 million of state research and development credits that begin to expire in 2029. As of December 31, 2022, the Company has $0.4 million of Indiana Hoosier Business tax credits that begin to expire in 2029.
Pursuant to the Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's net operating losses and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed an ownership change analysis pursuant to IRS Section 382 through 2022 and ownership changes were identified, however, the changes did not result in a reduction in net operating loss carryforwards or research and development credit carryforwards. If ownership changes occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with corresponding reduction in the valuation allowance.
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities.
The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022 and 2021, respectively:

	Year ended December 31, 2022	Year ended December 31, 2021
Unrecognized tax benefits, beginning of year and period	$—	$—
Additions for tax positions of current year positions	1,338,144	—
Additions for tax positions of prior year positions	159,624	—
Unrecognized tax benefits, end of year and period	$1,497,768	$—
As of December 31, 2022, the Company has unrecognized tax benefits of $1.5 million of which $1.5 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets. As of December 31, 2021, the Company had no unrecognized tax benefits. The Company is subject to taxation in the United States, Canada and various state jurisdictions. All of the Company’s tax years from inception are subject to examination by federal, and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.
The Company had no accrued interest or penalties related to income tax matters in the Company’s consolidated balance sheet at December 31, 2022, and has not recognized interest or penalties in the Company’s consolidated statement of operations and consolidated statement of comprehensive income (loss) for the year ended December 31, 2022. Further, the Company is not currently under examination by any federal, state or local tax authority.
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
The Tax Cut and Jobs Act subjects a U.S. stockholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to account for GILTI in the year the tax is incurred in accordance with the FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, which states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses incurred in 2019 to 2021, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. The Company analyzed the provisions of the CARES Act and determined there was no impact to its income tax provision for the years ended December 31, 2022 and 2021.
The Inflation Reduction Act (IRA) was signed into law on August 16, 2022. The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period ending after December 31, 2021 and preceding the tax year exceeds $1.0 billion and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations. Since the Company does not meet the book income threshold to be subject to CAMT, the excise tax is not an ASC 740 tax, they are not expected to have any impact. The other tax law updates are not expected to have any material impact to the Company's consolidated financial statements and related disclosures. The Company will continue to evaluate the impact and will monitor in future quarters.
The CHIPS and Science Act was signed into law on August 9, 2022. The Act introduces the advanced manufacturing investment tax credit, a 25% tax credit for investments in semiconductor manufacturing. It also includes incentives for

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
manufacturing semiconductors, as well as specialized tooling equipment required in the semiconductor manufacturing process. The Company is not currently claiming any such tax credits, as such the tax law updates are not expected to have any material impact to the Company's consolidated financial statements and related disclosures.
Enacted in 2017, the Tax Cuts and Jobs Act (“TCJA”) included significant changes in tax law including a change to Internal Revenue Code section 174 regarding the deductibility of research and experimentation expenses (“R&E expenses”). The section 174 tax law change had a delayed effective date and became effective for the Company in fiscal year 2022. New section 174 requires that companies capitalize and amortize R&E expenses performed in the U.S. over five years and further provides for a fifteen-year amortization period for R&E expenses incurred outside the U.S. This has impacted our effective tax rate and our cash tax payable in 2022, and it may also impact our effective tax rate and our cash tax liability in future years.
17. Net earnings (loss) per share
Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued, using the treasury stock method.

	Year ended December 31, 2022	Year ended December 31, 2021
Numerator:
Net income (loss) attributable to common stockholders	$98,293,213	$(45,902,481)
Denominator:
Weighted-average basic common shares outstanding	94,601,214	73,850,822
Effect of dilutive stock options	1,433,292	—
Weighted-average diluted shares	96,034,506	73,850,822

Basic income (loss) per share	$1.04	$(0.62)
Diluted income (loss) per share	$1.02	$(0.62)
For the year ended December 31, 2022, the Company’s stock options have been included in the computation of diluted net income per share where those stocks options are in-the-money. The Company's performance share units are considered contingently issuable shares for the purpose of the computation of earnings (loss) per share and have been excluded on the basis that as at December 31, 2022, the performance condition for vesting had not been achieved.
For the year ended December 31, 2021, the Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The Company excluded the 3,411,611 and 3,825,751 stock options to purchase Common Stock for the years ended December 31, 2022 and December 31, 2021, respectively, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.
18. Financial instruments risk management
Concentration risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2022 consisted of money market funds, U.S. and Canadian government agency securities, corporate bonds and commercial paper. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company currently holds all its cash, cash equivalents and investments with two financial

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
institutions. These financial institutions are large and high-quality investment grade institutions. The Company will continue to monitor for changes in credit quality in relation to the counterparties to which it has relationships.
Foreign currency risk
The Company does not have significant operating subsidiaries or significant investments in foreign countries as of December 31, 2022 and 2021. The Company is subject to foreign currency exposure on its cash balances, accounts payable and accrued liabilities denominated in currencies other than the U.S. dollar, expenses incurred from certain supplier and service agreements denominated in Canadian dollars and Euro, as well as salaries and wages in respect of the Company’s Canadian employees. The Company does not currently manage its foreign currency exposure through hedging programs and will continue to monitor its foreign currency assets and liabilities and evaluate the needs for these programs in the future. During the years ended December 31, 2022 and 2021, the Company recorded $0.4 million and $0.1 million, respectively, of foreign currency losses in the consolidated statements of operations. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.
Interest rate risk
As of December 31, 2022, we had an aggregate cash, cash equivalents, restricted cash and investments balance of $541.3 million which consisted of cash, money market funds, U.S. and Canadian government agency debt securities, corporate bonds, municipal bonds and commercial paper. The Company has a policy of investing in highly-rated securities, whose maturities are, at December 31, 2022, primarily less than one year. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a 10% increase or decrease in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio. The Company does not enter into investments for trading or speculative purposes.

The Company was previously subject to interest rate risk under its Mortgage loan. The Mortgage bore interest at 2.85% plus a minimum rate of 1-month LIBOR, subject to a LIBOR floor of 0.25%. The Mortgage required quarterly interest payments, which commenced on October 1, 2020, with the principal amount originally due at maturity on January 10, 2022. On July 29, 2021, the mortgage loan was repaid in full and the related mortgage on our facility in Indianapolis, Indiana was released. For more details around the Mortgage see Note 11.
The Company does not currently manage interest rate exposure through hedging programs. The Company will continue to monitor and evaluate the need for interest rate hedging programs in the future.
19. Related party transactions
The Company recognized expenses in connection with related party transactions in the consolidated statements of operations as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Consulting fees on business activities to Board member	$326,859	$235,095
Reimbursement to Board member for occupancy costs	69,709	73,894
	$396,568	$308,989
Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the year ended December 31, 2022, the Company received consulting services for research and development from a Board member. As of December 31, 2022, $0.1 million is recorded within accrued liabilities in relation to this consulting arrangement (December 31, 2021 - $0.1 million).

POINT BIOPHARMA GLOBAL INC.
December 31, 2022 and December 31, 2021
Notes to the consolidated financial statements (in U.S. dollars)
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC Topic 842, Leases to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.
20. Employee benefit plans

The Company maintains a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for its U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. The Company matched contributions up to 50% of the first 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was $0.2 million for the year ended December 31, 2022 (December 31, 2021 - $0.05 million).

The Company also sponsors a registered retirement savings plan, which is registered with the Canada Revenue Agency ("CRA") for its Canadian employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the individuals cumulative limits as determined by the CRA. The Company matched contributions up to 50% of the first 4% of the eligible employee’s compensation. Total expense for contributions made to Canadian employees was $0.2 million CAD for the year ended December 31, 2022 (December 31, 2021 - $nil).
21. Subsequent events
University Health Network (“UHN”) Agreement
On February 2, 2023, Point Biopharma Corp., a wholly owned subsidiary of POINT, entered into a Facility Agreement with UHN (the “UHN Agreement”), a not-for-profit corporation incorporated under the laws of Canada. Pursuant to the UHN Agreement, which will become effective on April 1, 2023, POINT is authorized to access and utilize a 7,700 square foot, licensed research and development space with cGMP manufacturing suites (the “Facility”), which the Company will use to develop and expand its pipeline of next-generation radioligands.

The initial term of the UHN Agreement will run for five years from the effective date, with an option to renew for additional two year terms thereafter, subject to certain conditions described in the UHN Agreement. The agreement does not transfer any title in the Facility to POINT. The access fee for the Facility is expected to be approximately $4.0 million for the first two years of the term, after which the access fee is subject to a Consumer Price Index adjustment. POINT will also bear variable costs for services such as radiation safety, equipment service, IT, engineering and other services.

During the term, POINT shall be responsible for day-to-day management, activities and decision-making regarding the Facility. General governance of the Facility will be exercised by POINT and UHN through a joint committee. The joint committee, which will meet quarterly, will have a minimum of six (6) people and will be comprised of an equal number of members from each of POINT and UHN.
Lease Agreement
On March 10, 2023, West 78th Street, LLC, a wholly owned subsidiary of POINT, entered into a Lease Agreement (the "Lease") for the lease of approximately 103,000 square feet of building space which the Company will utilize as additional office space and will develop the property as needed. The initial term of the lease is from July 1, 2023 through July 31, 2033 with an option for two additional ten year renewal periods at the Company's discretion and subject to certain conditions as described in the Lease. The agreement does not transfer any title in to the Company but provides for the right of first offer to purchase in the event of a proposed sale, subject to certain conditions as described in the Lease.

Over the initial term of the Lease, the Company will be required to make annual payments increasing from approximately $0.7 million to approximately $1.0 million in annual payments including certain estimated variable costs as described in the Lease. Annual payments in connection with the renewal options will be at the then market rate for a similar lease.