Form 10-Q
period 2023-03-31
POINT Biopharma Global Inc.
filed 2023-05-15
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Common Stock, par value $0.0001 per share – 105,693,356 shares outstanding as of May 10, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
POINT Biopharma Global Inc.
Interim Condensed Consolidated Balance Sheets
(In U.S. dollars)

	March 31, 2023
	(Unaudited)	December 31, 2022
	$	$
ASSETS
Current assets
Cash and cash equivalents	111,139,617	286,428,371
Short-term investments	318,893,583	238,783,470
Prepaid expenses and other current assets	4,546,707	5,610,889
Total current assets	434,579,907	530,822,730

Non-current assets
Long-term investments	89,170,335	16,119,430
Property, plant and equipment, net	34,773,967	31,380,576
Total non-current assets	123,944,302	47,500,006

Total assets	558,524,209	578,322,736

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	15,918,532	7,703,150
Accrued liabilities	16,615,066	19,094,454
Deferred revenue	16,518,934	23,242,290
Income taxes payable	28,795,306	29,698,546
Total current liabilities	77,847,838	79,738,440

Long-term income taxes payable	1,452,356	1,452,356
Deferred revenue, net of current portion	7,444,239	10,178,147
Total liabilities	86,744,433	91,368,943

Commitments and contingencies (Note 11)

Stockholders’ equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 105,682,677 and 105,649,741 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10,568	10,565
Additional paid-in capital	449,546,931	448,391,574
Retained earnings	22,477,834	39,008,505
Accumulated other comprehensive loss	(255,557)	(456,851)
Total stockholders’ equity	471,779,776	486,953,793

Total liabilities and stockholders’ equity	558,524,209	578,322,736
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Operations
(In U.S. dollars)

	For the three months ended
	March 31, 2023	March 31, 2022
	$	$
Revenue
Other revenue	9,457,264	—
Total revenue	9,457,264	—

Operating expenses
Research and development	26,910,472	12,500,848
General and administrative	5,010,129	3,807,942
Total operating expenses	31,920,601	16,308,790
Loss from operations	(22,463,337)	(16,308,790)

Other income (expenses)
Investment income	5,764,214	47,973
Foreign currency loss	(70,190)	(31,641)
Total other income (expenses)	5,694,024	16,332

Loss before income taxes	(16,769,313)	(16,292,458)
Income tax benefit (provision)	238,642	(88,116)
Net loss	(16,530,671)	(16,380,574)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.16)	$(0.18)
Basic and diluted weighted average common shares outstanding	105,660,655	90,122,269
See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In U.S. dollars)

	For the three months ended
	March 31, 2023	March 31, 2022
	$	$
Net loss	$(16,530,671)	$(16,380,574)
Other comprehensive income, net of tax
Net unrealized gain on available-for-sale debt securities	201,294	—
Total comprehensive loss	$(16,329,377)	$(16,380,574)

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount
	#	$	$	$	$	$
Balance at December 31, 2022	105,649,741	10,565	448,391,574	39,008,505	(456,851)	486,953,793
Issuance of shares of Common Stock in connection with stock option exercises	32,936	3	145,861	—	—	145,864
Stock-based compensation	—	—	1,009,496	—	—	1,009,496
Net loss	—	—	—	(16,530,671)	—	(16,530,671)
Other comprehensive income, net of tax	—	—	—	—	201,294	201,294
Balance at March 31, 2023	105,682,677	10,568	449,546,931	22,477,834	(255,557)	471,779,776

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount
	#	$	$	$	$	$
Balance at December 31, 2021	90,121,794	9,012	314,488,782	(59,284,708)	—	255,213,086
Issuance of shares of Common Stock in connection with stock option exercises	678	—	942	—	—	942
Stock-based compensation	—	—	440,450	—	—	440,450
Net loss	—	—	—	(16,380,574)	—	(16,380,574)
Balance at March 31, 2022	90,122,472	9,012	314,930,174	(75,665,282)	—	239,273,904

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the three months ended
	March 31, 2023	March 31, 2022
	$	$
Cash flows from operating activities
Net loss:	(16,530,671)	(16,380,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property, plant and equipment	537,627	224,234
Stock-based compensation expense	1,009,496	440,450
Amortization of premiums (accretion of discounts) on investments, net	(3,159,749)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,064,182	(197,829)
Accounts payable	7,744,626	3,920,227
Accrued liabilities	(2,414,883)	1,424,963
Deferred revenue	(9,457,264)	—
Income taxes payable	(903,240)	77,925
Change in accrued interest and dividends within investments	(281,465)	—
Net cash used in operating activities	(22,391,341)	(10,490,604)

Cash flows from investing activities
Purchase of investments, net of sales and maturities	(149,518,510)	—
Purchase of property, plant and equipment	(3,524,767)	(940,931)
Net cash used in investing activities	(153,043,277)	(940,931)

Cash flows from financing activities
Issuance of shares of Common Stock in connection with stock option exercises	145,864	942
Net cash provided by financing activities	145,864	942

Net decrease in cash and cash equivalents	(175,288,754)	(11,430,593)
Cash and cash equivalents, beginning of period	286,428,371	238,815,991
Cash and cash equivalents, end of period	111,139,617	227,385,398

Supplemental disclosure of cash flow information:
Cash paid for income taxes	(660,786)	(116)
Non-cash investment activities:
Purchase of property, plant and equipment recorded in accounts payable and accrued liabilities	1,815,752	1,052,186

See accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1. Nature of business
POINT Biopharma Global Inc., together with its consolidated subsidiaries ("POINT" or the “Company”), is a globally focused radiopharmaceutical company building a platform for the clinical development and commercialization of radioligands that fight cancer. The Company was founded on a mission to make radioligand therapy applicable to more cancers and available to more people, thereby improving the lives of cancer patients and their families everywhere.
The Company has four wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma USA Inc. and West 78th Street, LLC, each located in the U.S., and POINT Biopharma Corp., located in Canada (collectively the "Subsidiaries"). The Company’s headquarters is located at 4850 West 78th Street, Indianapolis, Indiana, 46268.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and include the accounts of the Company, for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Except as described below, the accounting policies and methods of computation applied in the unaudited interim condensed consolidated financial statements and related notes contained therein are consistent with those applied by the Company in its audited consolidated financial statements as of and for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021, as filed with the SEC on March 27, 2023 (the “2022 Financial Statements”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2022 Financial Statements.
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
Impact of COVID-19 Pandemic and other geopolitical events
The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The U.S. Department of Health and Human Services let the public health emergency declaration for COVID-19 expire on May 11, 2023 and the World Health Organization ended the global emergency status for COVID-19 on May 5, 2023. Although the impact has lessened and many of the protective measures associated therewith have been terminated, COVID-19 may continue to affect the global economy as well as businesses and capital markets around the world.

Further, general macroeconomic trends, including rising inflation rates, rising interest rates, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, sustained supply chain disruptions, and any resulting recession, depression or other sustained adverse market event could materially and adversely affect our business, financial condition, results of operations and the value of our Common Stock (as defined below).

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military fighting between Russia and Ukraine, terrorism, bank failures or other or macroeconomic geopolitical events. The U.S. and other nations in response to the Russo-Ukrainian conflict have announced economic sanctions which may have an adverse effect on the global financial markets. The Company's multi-center, randomized, open label phase 3 Study evaluating metastatic castration-resistant Prostate cancer using 177Lu-PNT2002 PSMA therapy After Second-line Hormonal treatment (“SPLASH") trial has vendor staff in Ukraine, and any political instability in the region may disrupt resourcing assigned to the trial and negatively impact our business.
The Company is monitoring the potential impact of the COVID-19 pandemic, the Russo-Ukrainian conflict, bank failures and other macroeconomic events on its business and unaudited interim condensed consolidated financial statements. To date, the Company has not experienced any material business disruptions or incurred any impairment losses in the carrying values of its assets as a result of these events and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these unaudited interim condensed consolidated financial statements.

Risks and uncertainties
Prior to the Lantheus License Agreements (as defined in Note 3 below), the Company had incurred significant net losses and had funded operations primarily through equity financings. Operating losses and negative cash flows were incurred in the quarter ended March 31, 2023 and are expected to continue to be incurred in future periods. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, regulatory approval of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of macroeconomic disruptions, such as those arising from the COVID-19 coronavirus, the Russo-Ukrainian conflict and adverse developments affecting the financial services industry, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Use of estimates
The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of expenses for the periods presented. Significant estimates and assumptions reflected in these unaudited interim condensed consolidated financial statements include, but are not limited to, the allocation of consideration and the recognition of revenues in respect to the performance obligations under the Lantheus License Agreements, the accrual of research and development expenses and the valuations of stock options. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Recent accounting pronouncements
The Company has evaluated accounting pronouncements recently issued but not yet adopted and believes that the current accounting pronouncements currently do not apply to the Company’s operations and are not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements or disclosures.
3. Revenue
In November 2022, POINT announced strategic collaboration and exclusive license agreements with Lantheus Holdings Inc. ("Lantheus") for exclusive worldwide rights for PNT2002 and PNT2003, excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan) (the "PNT2002 Agreement" and "PNT2003 Agreement", respectively, and collectively the "Lantheus License Agreements"). The collaboration pairs POINT's expertise in next generation radioligand development and manufacturing with Lantheus’ commercial leadership in Prostate-Specific Membrane Antigen ("PSMA") PET and radiopharmaceuticals.

In December 2022, closing conditions for the transaction, including Hart-Scott-Rodino antitrust clearance, were satisfied. POINT received a $250.0 million upfront payment under the PNT2002 Agreement and will receive an additional payment of up to $250.0 million upon U.S. regulatory approval. In addition, once certain return on investment financial thresholds have been achieved and other conditions satisfied, POINT will be eligible to receive royalties of 20% on all net sales (prior to which there is a period of sales in which the royalty may be based on only a portion of the gross profit), and contingent upon the satisfaction of certain net sales milestones, additional payments of up to $1.3 billion. POINT received a $10 million upfront payment under the PNT2003 Agreement, and will receive up to an additional $30 million upon U.S. regulatory approval. The PNT2003 Agreement also provides that POINT receive royalties of 15% on net sales and, contingent upon the satisfaction of certain net sales milestones, an additional payment of up to $275.0 million.
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

To determine the appropriate amount of revenue to be recognized under ASC Topic 606, Revenue from Contracts with Customers, the Company performs the following steps: (i) identify the promised goods or services in the contract, (ii) determine whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract, (iii) measure the transaction price, including the constraint on variable consideration, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) the Company satisfies each performance obligation.
In connection with the PNT2002 Agreement the Company identified the following performance conditions: (i) the license it conveyed to Lantheus with respect to certain intellectual property, (ii) service provided to complete the SPLASH trial, support the NDA submission and participate in joint steering activities and (iii) manufacturing activities. The Company determined the transaction price under ASC Topic 606 at the inception of the PNT2002 Agreement to be the $250 million upfront payment and has allocated this to the first two performance obligations based on a relative standalone selling price basis. The standalone selling prices for the first two performance obligations were determined using adjusted market and expected cost plus a margin assessments, respectively. The Company concluded that variable consideration associated with the product manufacturing relates solely to the manufacturing activities performance obligation on the basis that it believes that the expected margin associated with this consideration is in line with market standards and specifically relate to the Company's efforts to satisfy its manufacturing obligations.
In connection with the PNT2003 Agreement the Company identified the following performance conditions: (i) the license it conveyed to Lantheus with respect to certain intellectual property, (ii) service provided to complete the necessary submissions for regulatory approval and participate in joint steering activities and (iii) manufacturing activities. The Company determined the transaction price under ASC Topic 606 at the inception of the PNT2003 Agreement to be the $10 million upfront payment and has allocated this to the first two performance obligations based on a relative standalone selling price basis. The standalone selling prices for the first two performance obligations were determined using adjusted market and expected cost plus a margin assessments, respectively. The Company concluded that variable consideration associated with the product manufacturing relates solely to the manufacturing activities performance obligation on the basis that it believes that the expected margin associated with this consideration is in line with market standards and specifically relate to the Company's efforts to satisfy its manufacturing obligations.
The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur. Variable consideration in the PNT2002 Agreement and PNT2003 Agreement consists of:
•Potential future regulatory milestone payments. The Company concluded that this variable consideration is constrained considering that achievement of the milestones is outside its control and contingent upon the future success of clinical trials and regulatory approval by the FDA and in respect of other territories outside the U.S..
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
The estimate of the Company’s variable consideration to be included in the transaction price is updated at each reporting date as a change in estimate. For the potential future regulatory milestone payments, the Company utilizes the most likely amount approach to determine the amounts recognized and timing of recognition. For the potential payments for manufacturing and supply of commercial product, the Company utilizes the expected value approach to determine the amounts recognized and timing of recognition. Once the constraint is removed, the milestone payments will be accounted for and allocated to the performance obligations.
For the licenses conveyed to Lantheus, the Company recognized revenue upon execution and regulatory approval of the Lantheus License Agreements. The Company concluded that the licenses represent that of functional intellectual property as each has significant standalone functionality and derives a substantial portion of their utility from that standalone functionality.
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
The following table presents the Company’s contract liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deferred revenue
Deferred revenue, current	$16,518,934	$23,242,290
Deferred revenue, net of current portion	7,444,239	10,178,147
Total	$23,963,173	$33,420,437
At inception of the Lantheus License Agreements, deferred revenue $34.8 million was recognized in connection with future performance. During the quarter ended March 31, 2023, the Company recognized $9.5 million in revenue for services performed (March 31, 2022 - $nil). The current portion of deferred revenue reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months. The Company expects to recognize the remainder of the deferred revenue in subsequent periods through the year ending December 31, 2028. No contract assets, were recognized in connection with the Lantheus License Agreements, including costs incurred in obtaining the agreements.
4. Cash, cash equivalents and investments
Cash, cash equivalents and investments consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Cash	$19,393,396	$12,429,627
Cash equivalents:
Money market funds	91,746,221	273,998,744
Total cash and cash equivalents	111,139,617	286,428,371
Short-term investments
Commercial paper	159,747,972	115,156,455
Corporate bonds	67,096,233	45,219,042
U.S. Government agency debt securities	58,250,793	42,577,762
Asset backed securities	33,798,585	35,830,211
Total short-term investments	318,893,583	238,783,470
Long-term investments
Asset backed securities	48,352,696	16,119,430
Corporate bonds	40,817,639	—
Total long-term investments	89,170,335	16,119,430
Total cash, cash equivalents and investments	$519,203,535	$541,331,271
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security as of March 31, 2023 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-current
Commercial paper	$159,747,972	$—	$—	$159,747,972	$159,747,972	$—
Corporate bonds	108,167,585	15,551	$(269,264)	107,913,872	67,096,233	40,817,639
Asset backed securities	82,135,898	74,656	(59,273)	82,151,281	33,798,585	48,352,696
U.S. Government agency debt securities	58,268,020	27,511	(44,738)	58,250,793	58,250,793	—
Total available-for-sale securities	$408,319,475	$117,718	$(373,275)	$408,063,918	$318,893,583	$89,170,335

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of March 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$319,134,902	$318,893,583
Due between one and five years	89,184,573	89,170,335
Total	$408,319,475	$408,063,918

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

During the three months ended March 31, 2023, we had no realized gains or losses, on available-for-sale investments.
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

The following tables present information about the Company’s financial assets and liabilities as of March 31, 2023 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Cash equivalents:
Money market mutual fund	$91,746,221	$—	$—	$91,746,221
Available-for-sale debt securities:
Commercial paper	—	159,747,972	—	159,747,972
Corporate bonds	—	107,913,872	—	107,913,872
Asset backed securities	—	82,151,281	—	82,151,281
U.S. Government agency debt securities	58,250,793	—	—	58,250,793
Total	$149,997,014	$349,813,125	$—	$499,810,139

Certain of our available-for-sale debt securities, including U.S. Government agency debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2023.

There have been no transfers of assets or liabilities between the fair value measurement levels.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	$	$
Prepaid clinical trial expenses	3,339,239	4,011,419
Prepaid insurance	859,141	1,310,314
Canadian harmonized sales tax receivable	159,045	60,222
Other	189,282	228,934
Total	4,546,707	5,610,889
7. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	$	$
Land and building	18,451,207	18,163,962
Machinery and equipment	9,015,960	5,328,639
Property, plant and equipment, in development	8,367,969	8,434,384
Furniture and fixtures	721,595	698,728
Computer equipment	149,892	149,892
	36,706,623	32,775,605
Less: Accumulated depreciation	(1,932,656)	(1,395,029)
Total	34,773,967	31,380,576

In July 2020, the Company purchased land and a building in Indianapolis, Indiana (which has been expanded to approximately 81,000 square feet) for the purpose of retrofitting the existing building into a state-of-the-art, Good Manufacturing Practices ("GMP") compliant facility that will support the Company’s drug manufacturing operations.

The Company commenced the manufacture of clinical supply in the Indianapolis manufacturing facility in January 2022. Construction continues on the facility to expand capacity. Property, plant and equipment that have finite lives are recorded at cost less accumulated depreciation and impairment losses. Depreciation is expensed from the month the particular asset is available for its intended use, using the straight-line method over the estimated useful life of such asset at the following rates, which in each case are intended to reduce the carrying value of the asset to the estimated residual value:

Asset Category	Estimated Useful Life
Computer equipment	5 years
Machinery and equipment	7 years
Furniture and fixtures	7 years
Building	20 years
8. Accrued expenses
Accrued liabilities consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	$	$
Accrued personnel costs	7,660,395	7,116,382
Accrued research and development costs	7,174,563	9,645,594
Accrued corporate legal fees and other professional services	1,536,575	2,068,793
Accrued costs for purchases of property, plant and equipment	41,236	105,741
Other accrued costs	202,297	157,944
Total	16,615,066	19,094,454
9. Stockholders’ equity
The Company is authorized to issue 430,000,000 shares of common stock, with a par value of $0.0001 per share ("Common Stock"), as well as 20,000,000 of shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”).
During the three months ended March 31, 2023, the Company issued (a) 15,000 shares of Common Stock in connection with the exercise of stock options granted to a non-employee consultant, resulting in total cash proceeds of $20,850 and (b) 17,936 shares of Common Stock in connection with the exercise of stock options granted to a board member, resulting in total cash proceeds of $125,014.

During the three months ended March 31, 2022, the Company issued 678 shares of Common Stock issued in connection with the exercise of stock options issued to a non-employee consultant, resulting in total cash proceeds of $942.
As of March 31, 2023, the number of total issued and outstanding shares of Common Stock was 105,682,677 (December 31, 2022 – 105,649,741). As of March 31, 2023, there were no issued and outstanding shares of Preferred Stock (December 31, 2022 — nil).
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. During the three months ended March 31, 2023, no cash dividends were declared or paid by the Company (March 31, 2022 — $nil).
The Company’s board of directors has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law ("DGCL"). During the three months ended March 31, 2023, no shares of Preferred Stock were issued by the Company.
10. Stock-based compensation
In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, the Company’s board of directors adopted the POINT Biopharma Global

Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. The Company assumed the outstanding equity awards under the 2020 EIP, but no further grants may be made under the 2020 EIP. The 2021 EIP provides that the number of shares reserved and available for issuance under the 2021 EIP will automatically increase each January 1, beginning on January 1, 2022, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Company's board of directors. As of January 1, 2023, the number of shares of Common Stock available under the 2021 EIP increased by 4,225,990 for a total of 9,344,912 shares of Common Stock authorized for issuance under the 2021 EIP as of March 31, 2023.
Stock options
The Company recorded $446,128 to research and development expense and $563,368 to general and administrative expenses for stock-based compensation for the three months ended March 31, 2023 (March 31, 2022 — $285,311 to research and development expense and $155,139 to general and administrative expenses for the three months ended). The Company did not recognize a tax benefit related to stock-based compensation expense during the three months ended March 31, 2023, as the Company had net operating loss carryforwards and recorded a valuation allowance against the deferred tax asset.
The following table summarizes the activity relating to the Company’s stock options.

	Number of Shares	Weighted Average Exercise Price $	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	5,592,173	5.85
Granted	2,839,823	6.78
Exercised	(32,936)	4.43
Forfeited	(33,693)	8.25
Expired	(9,546)	8.47
Outstanding as of March 31, 2023	8,355,821	6.16	4.8
Vested and expected to vest as of March 31, 2023	8,355,821	6.16	4.8
Options exercisable as of March 31, 2023	2,635,805	4.61	4.7
During the three months ended March 31, 2023, 2,839,823 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $3.76. The vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest in three equal annual installments thereafter.

During the three months ended March 31, 2022, 1,705,197 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.58. The vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest in three equal annual installments thereafter.

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Risk-free interest rate	3.71%	1.24% - 2.51%
Expected term (in years)	4.25	4.25
Expected volatility	68%	72% - 73%
Expected dividend yield	—	—
During the three months ended March 31, 2023, non-employee consultants of the Company exercised 15,000 stock options with an intrinsic value of $95,450 and a board member of the Company exercised 17,936 stock options with an intrinsic value of $5,560. The exercises resulted in cash proceeds to the Company of $20,850 and $125,014, respectively.

During the three months ended March 31, 2022, a non-employee consultant of the Company exercised 678 stock options with an intrinsic value of $3,210, resulting in the cash proceeds to the Company of $942.
As of March 31, 2023, the unrecognized stock-based compensation expense related to unvested stock options, was $19,961,367 and the estimated weighted average remaining vesting period was 2.6 years.
Performance Share Units
During the year ended December 31, 2022, 146,044 performance share units ("PSUs") were granted to employees of the Company, with a grant date fair value of $6.61 per unit based on the closing share price of the Company's Common Stock on the date of grant. The vesting terms of these PSUs are such that 100% vest upon the regulatory approval of PNT2002 by the FDA. During the three months ended March 31, 2023, the Company did not record any stock-based compensation expense related to these PSUs on the basis that they still cannot be considered probable to vest as the regulatory approval requirement is outside the control of the Company and the clinical trial remains ongoing.
11. Commitments and contingencies
Indianapolis facility commitments
The Company is party to certain agreements for the continuing expansion of the manufacturing capabilities of the Indianapolis facility. Effective in the second quarter of 2022, the Company entered into an agreement for the design and build of a commercial manufacturing line. As of March 31, 2023, the Company is committed to aggregate future payments of approximately $22.4 million in connection with these agreements. During the three months ended March 31, 2023 and March 31, 2022, approximately $2.9 million and $0.6 million, respectively, has been recorded within property, plant and equipment in connection with these agreements.
Clinical trial and commercial commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements include individual commitments up to $1.7 million. Aggregate remaining minimum commitments amount to approximately $3.6 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with its supply agreements of approximately $6.5 million during the three months ended March 31, 2023 (three months ended March 31, 2022 – $1.7 million).
The Company also has supply agreements with third parties to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $109.5 million ($148.3 million CAD) over the contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party suppliers. The Company recorded $nil in connection with these agreements during the three months ended March 31, 2023 (three months ended March 31, 2022 - $nil).
On May 10, 2023, the Company entered into an Irradiation Services Agreement (the "Irradiation Agreement") which expands the Company's reactor network. Pursuant to the Irradiation Agreement, the Company will receive irradiation services to irradiate ytterbium-176 (“176Yb”) and has minimum purchase commitments of approximately $32.4 million over the 10 year contract term.
The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $23.4 million with payments that range from one to five years. The Company recorded research and development expenses in connection with this agreement of approximately $4.9 million during the three months ended March 31, 2023 (three months ended March 31, 2022 – $3.1 million).
License agreements
The Company in the normal course of business enters into license and sublicense agreements in connection with its clinical trials and product development. For additional details of the Company’s license agreements, see Note 15 in the 2022 Financial Statements.

On April 17, 2023, POINT Biopharma Inc. entered into first and second amendments (the "Amendments") to that certain Sublicense Agreement, dated November 14, 2019, between POINT Biopharma Inc. and Scintomics GmbH ("Scintomics"). Pursuant to the Amendments, the exclusive, sublicensable, license is expanded to include all geographies worldwide and the Company will have increased flexibility in connection with sublicense arrangements. In consideration, the Company will make a payment of €2.15 million as well as minimum annual licenses fees ranging from €10-50 thousand. The Company is also obligated to make an additional milestone payment to Scintomics of €5 million upon the achievement of a specified regulatory milestone. See Note 15.
The Company recorded research and development expenses in connection to its license agreements of approximately $0.5 million during the three months ended March 31, 2023 (three months ended March 31, 2022 – $0.8 million).
12. Net loss per share
Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued, using the treasury stock method.

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net loss attributable to common stockholders	$16,530,671	$16,380,574
Weighted-average common shares outstanding-basic and diluted	105,660,655	90,122,269
Net loss per share attributable to common stockholders-basic and diluted	$0.16	$0.18
The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The Company's performance share units are considered contingently issuable shares for the purpose of the computation of loss per share and have been excluded on the basis that as at March 31, 2023, the performance condition for vesting had not been achieved. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
13. Income Taxes
The Company calculates its interim tax provision, at the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
The Company has operations in both the United States and Canada, as such it is subject to tax in both countries. The income tax expense for the three months ended March 31, 2023 and March 31, 2022 was $(238,642) and $88,116 respectively. The income tax benefit for the three months ended March 31, 2023, consists primarily of tax benefit for research and development tax credits partially offset by current taxes in Canada. The income tax benefit for the three months ended March 31, 2022, consists of current taxes in Canada.
The Company files income tax returns in the U.S. federal, certain state, and Canada with varying statutes of limitations. The Company is not currently subject to tax examinations by any taxing jurisdiction. However, in the event of any such examination, there may or may not be an impact on the Company’s net operating loss carryforwards and credits. The Company does not anticipate that any potential tax adjustments resulting from such examinations would have a significant impact on its financial position or results of operations.
As of March 31, 2023, the Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

14. Related party transactions
The Company recognized expenses in connection with related party transactions in the unaudited interim condensed consolidated statements of operations as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Consulting fees on business activities to Board member	$174,415	$66,696
Reimbursement to Board member for occupancy costs	17,419	17,778
Total	$191,834	$84,474
Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the three-month periods ended March 31, 2023 and 2022, the Company received consulting services for research and development from a Board member. As of March 31, 2023, $107,650 is recorded within accrued liabilities in relation to this consulting arrangement.
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC Topic 842, Leases to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.
15. Subsequent events
License Agreement Amendments

On April 17, 2023, POINT Biopharma Inc. entered into the Amendments to that certain sublicense agreement, dated November 14, 2019, between POINT Biopharma Inc. and Scintomics. Pursuant to the Amendments, the exclusive, sublicensable, license is expanded to include all geographies worldwide and the Company will have increased flexibility in connection with sublicense arrangements. In consideration, the Company will make a payment of €2.15 million as well as minimum annual licenses fees ranging from €10-50 thousand. The Company is also obligated to make an additional milestone payment to Scintomics of €5 million upon the achievement of a specified regulatory milestone.
Convertible Note

On May 7, 2023, POINT Biopharma Inc. entered into a Convertible Note Purchase Agreement (the "Convertible Note Agreement") with Ionetix Alpha Corporation ("Ionetix-α"), a subsidiary of IONETIX Corporation. Pursuant to the Convertible Note Agreement, upon execution and subject to certain closing conditions, the Company will purchase $10 million in unsecured promissory notes convertible into common stock of Ionetix-α at a conversion price that is subject to certain conditions as defined in the Convertible Note Agreement.

Supply Agreement

On May 10, 2023, the Company entered into the Irradiation Agreement, pursuant to which the Company will receive irradiation services to irradiate 176Yb. See Note 11.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and notes thereto for the three months ended March 31, 2023 (the “Q1 2023 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2022 and 2021 (the “2022 Financial Statements”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 27, 2023 (the "2022 Form 10-K"). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions (including the negative of any of the foregoing) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but not limited to, the following:

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
•our financial performance;
•the level of activity in the trading market for our Common Stock and the volatility of the market price of our common stock, par value $0.0001 per share ("Common Stock");
•the effect of the COVID-19 pandemic, the Russo-Ukrainian conflict and/or bank failures on the foregoing; and
•other factors detailed under the section entitled “Risk Factors” in the 2022 Form 10-K.

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the 2022 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak, the Russo-Ukrainian conflict and/or adverse developments affecting the financial services industry and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Introduction
We are a globally focused radioligand company building a platform for the clinical development and commercialization of radioligands that fight cancer. We have a pipeline of product candidates and early-stage development programs, in-house manufacturing capabilities, and a secured supply for rare medical isotopes like actinium-225 ("225Ac") and lutetium-177 ("177Lu").

Our team brings decades of combined experience in radioligand clinical development and manufacturing. In a space where supply chain is often overlooked, the Company has carved out a unique advantage for itself: a 100% Company-owned facility, located in Indianapolis, Indiana, which includes an office space occupying 10,500 square feet and a manufacturing facility occupying 70,200 square feet, and which we believe has the capacity for expansion to commercially supply both North America and Europe with large volumes. Furthermore, management has leveraged their prior relationships to assemble resilient radioisotope supply chains for the Company, which even includes manufacturing the Company's own no-carrier-added ("n.c.a"). 177Lu isotope in-house.

Our predecessor was incorporated on September 18, 2019 as POINT Theranostics Inc. under the DGCL and subsequently amended its name to “POINT Biopharma Inc.” on November 22, 2019. POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. (together with its consolidated subsidiaries, “POINT” or the “Company”) pursuant to a merger on June 30, 2021.

Recent Developments
PNT2002: 177Lu-based PSMA-targeted radiopharmaceutical

Subsequent to the quarter, we announced the U.S. Food and Drug Administration (FDA) granted Fast Track designation for 177Lu-PNT2002 for the treatment of metastatic castration resistant prostate cancer (mCRPC). Fast track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and address unmet medical needs. Enrollment in PNT2002's SPLASH trial (NCT04647526) is complete and top line data is expected in the second half of 2023.

PNT2004: fibroblast activation protein-alpha (FAP-alpha) inhibitor

We initiated our phase 1 FRONTIER clinical trial for PNT6555 in July 2022 in Canada using a 68Ga-based PNT6555 molecular imaging agent to select patients to receive a n.c.a. 177Lu-based PNT6555 therapeutic agent. FRONTIER's clinical protocol evaluates PNT6555 in approximately 30 patients in five FAP-avid cancer indications: colorectal, pancreatic, esophageal, melanoma, and soft tissue sarcoma. Enrollment in cohort 3 of the phase 1 FRONTIER trial (NCT05432193) began in the second quarter of 2023, and a total of seven participants have been dosed with 177Lu-PNT6555 to date. We anticipate data from the full FRONTIER study to be available in the first half of 2024.

PNT2001: 225Ac-labelled next-generation PSMA-targeted radiopharmaceutical

PNT2001 builds on POINT’s first-generation, lutetium-based program with a next-generation ligand optimized for use with the alpha-emitting radioisotope actinium-225. The lead of the PNT2001 program is 225Ac-PSMA-62. We now anticipate a health authority submission for 225Ac-PSMA-62 in Q4 2023, with the first patient expected for a phase 1 clinical trial in Q1 2024.

To ensure consistent and reliable supply ahead of our first 225Ac in-human trial, we expanded our partnership with Ionetix and recently added another supplier in Eckert & Ziegler. We have established redundant 225Ac supply with partners who have access to rare thorium and radium sources, and who are pursuing a variety of production methods. Our partners include the U.S. Department of Energy Isotope Program (managed by the Office of Isotope R&D and Production), as well as agreements for future access from Ionetix, TerraPower, NorthStar Medical Radioisotopes, and Eckert & Ziegler.

Manufacturing & Supply Chain Updates

In February 2023, we entered into a Facility Agreement with University Health Network (“UHN”) that authorizes us to access and utilize a 7,700 square foot, licensed research and development space with cGMP manufacturing suites. The facility is fully operational, licensed for alpha, beta, gamma, and positron emitters, has a PETtraceTM 800 cyclotron and hot cells, and is located in Toronto, Canada, in a translational institute & research hospital network. The facility, now referred to as the POINT Institute for Radioligand Innovation ("PIRI"), will be used to develop and expand our pipeline of next-generation radiopharmaceuticals.

In April 2023, we announced an agreement for the supply of actinium-225 (225Ac) with Eckert & Ziegler. Eckert & Ziegler will provide predetermined amounts of GMP grade 225Ac to POINT for use in the development of POINT’s pipeline of next generation 225Ac-based radioligands. In addition to our manufacturing facility in Indianapolis, Indiana, we also maintain active relationships with radiopharmaceutical contract manufacturers and isotope suppliers across multiple geographies.

In May 2023, we announced a collaboration to create Ionetix Alpha Corp. (Ionetix-α). Ionetix-α, a new subsidiary of IONETIX Corp., is focused on near-term, commercial-scale production of GMP grade therapeutic isotopes, such as 225Ac. IONETIX has transferred its alpha therapy isotope business assets into Ionetix-α. POINT will invest $10 million into Ionetix-α.

Risks & Liquidity

Drug research and development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. We will not generate revenue from product sales unless and until we successfully complete clinical development of, are able to obtain regulatory approval for and successfully commercialize, the product candidates we are currently developing or may develop. We currently do not have any product candidates approved for commercial sale.

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
If we obtain regulatory approval for one or more of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing, and distribution activities, either alone or in collaboration with others. Prior to the Lantheus License Agreements, the Company had incurred significant net losses and had funded operations primarily through equity financings. Operating losses and negative cash flows were incurred during the three months ended March 31, 2023 and are expected to be incurred in the future.
In September 2022, POINT closed a previously announced underwritten public offering of approximately 15,500,000 shares of Common Stock at a public offering price of $9.00 per share (the "2022 Public Offering"). The gross proceeds to the Company from the 2022 Public Offering, before deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $140.0 million. We believe that the net proceeds from the 2022 Public Offering and the Lantheus License Agreements, together with our available resources and existing cash, cash equivalents and investments, are sufficient to fund our operating expenses and capital expenditure requirements into 2026. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. If additional banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of our product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of our product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
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
COVID-19 Pandemic and other geopolitical events
The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security and other measures. The U.S. Department of Health and Human Services let the public health emergency declaration of COVID-19 expire on May 11, 2023 and the World Health Organization ended the global emergency status for COVID-19 on May 5, 2023. Although the impact has lessened and many of the protective measures associated therewith have been terminated, COVID-19 may continue to affect the global economy as well as businesses and capital markets around the world.
Further, general macroeconomic trends, including rising inflation rates, rising interest rates, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, sustained supply chain disruptions, and any resulting recession, depression or other sustained adverse market event could materially and adversely affect our business, financial condition, results of operations and the value of our Common Stock.

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

We are monitoring the potential impact of the COVID-19 pandemic, the impact of the Russo-Ukrainian conflict and adverse developments affecting the financial services industry on our business and financial results. To date, we have not experienced any material business disruptions or incurred any impairment losses in the carrying values of our assets as a result of these events and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the Q1 2023 Financial Statements.
Components of Operating Results

See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Components of Operating Results” in our 2022 Form 10-K, for a discussion of the nature of our operating expense line items within our accompanying condensed consolidated statements of operations.
Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	Change
(In U.S. dollars)	$	$	$	%
Revenue
Other revenue	9,457,264	—	9,457,264	100.0%
Total revenue	9,457,264	—	9,457,264	100.0%
Operating expenses:
Research and development	26,910,472	12,500,848	14,409,624	115.3%
General and administrative	5,010,129	3,807,942	1,202,187	31.6%
Total operating expenses	31,920,601	16,308,790	15,611,811	95.7%
Loss from operations	(22,463,337)	(16,308,790)	(6,154,547)	37.7%
Other income (expenses):
Investment income	5,764,214	47,973	5,716,241	11,915.5%
Foreign currency loss	(70,190)	(31,641)	(38,549)	121.8%
Total other income (expenses)	5,694,024	16,332	5,677,692	34,764.2%
Loss before income taxes	(16,769,313)	(16,292,458)	(476,855)	2.9%
Income tax benefit (provision)	238,642	(88,116)	326,758	370.8%
Net loss	(16,530,671)	(16,380,574)	(150,097)	0.9%
Research and Development
The following table summarizes the components of research and development expense for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	8,888,420	4,729,141	4,159,279	87.9%
Salaries and benefits	6,643,811	3,738,530	2,905,281	77.7%
Contract manufacturing	8,232,349	2,709,583	5,522,766	203.8%
Depreciation and overhead	2,349,513	508,221	1,841,292	362.3%
Sponsored research & product licenses	500,000	750,000	(250,000)	(33.3)%
Regulatory consulting	296,379	65,373	231,006	353.4%
Total	26,910,472	12,500,848	14,409,624	115.3%

For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, the increase in research and development expense was primarily due to increases in (a) costs incurred in clinical trials and contract manufacturing as we continue to increase the scale of our trials and operations, (b) personnel costs as the Company continues to expand its research and development headcount, most notably in our Indianapolis manufacturing facility and (c) depreciation and overhead related to our manufacturing facility. This was partially offset by decreased costs associated with our licensing agreements and related sponsored research in connection with our product candidates both preclinical and clinical. For the three months ended March 31, 2023, the Company incurred approximately $11.6 million and $1.2 million of direct costs associated with its PNT2002 and PNT2003 programs, respectively. These figures exclude amounts for salaries and benefits, depreciation and overhead costs which are not allocated by program.

General and administrative
General and administrative expenses increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily in connection with increased headcount compared to the prior year period.
Other Income (Expenses)
For the three months ended March 31, 2023 and 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments, partially offset by (b) a foreign exchange loss primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. The increase in the current period reflects the increase in investments primarily in connection with cash received in connection with equity financings and the Lantheus License Agreements.
Income Tax Expense
For the three months ended March 31, 2023, income tax benefit consists primarily of estimated research and development tax credits available for carryback. This is partially offset by taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company. For the three months ended March 31, 2022, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
Liquidity and Capital Resources
Sources of Liquidity and Capital
Prior to the Lantheus License Agreements, the Company had incurred significant net losses and had funded operations primarily through equity financings. Operating losses and negative cash flows were incurred in the three months ended March 31, 2023 and are expected to be incurred in future periods. We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of our product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of COVID-19, the ability to secure additional capital to fund operations and commercial success of our product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
Net losses totaled $16.5 million and $16.4 million for the three months ended March 31, 2023 and 2022, respectively.
On September 16, 2022, we issued 13,900,000 shares of Common Stock in connection with the 2022 Public Offering resulting in net proceeds of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3 (defined below) and on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock for net proceeds to the Company of approximately $13.4 million as a result of underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement. On December 22, 2022, we received $260.0 million in connection with the Lantheus License Agreements. We intend to use the net proceeds from these transactions to fulfill our obligations under the Lantheus License Agreements, for general corporate purposes, funding of development programs, payment of milestones pursuant to our license agreements, general and administrative expenses and licensing of additional product candidates, and to support our working capital needs.
Future Funding Requirements
Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

Operating losses and negative cash flows are expected to continue to be incurred in the future. We may require additional capital to meet operational needs and capital requirements for clinical trials, for other research and development expenditures, and for business development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•the timing of, and the costs involved in, obtaining regulatory and marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
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
•the costs of preparing, filing and prosecuting patent applications, and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•the costs of operating as a public company.
As of March 31, 2023, we had cash, cash equivalents and investments of approximately $519.2 million, which is anticipated to fund operations into 2026. We have based this estimate on current assumptions that may change or prove to be wrong, which would cause us to utilize our available capital resources sooner than we expect. In addition, our cash, cash equivalents and investments are subject to the economic pressures or uncertainties associated with local or global economic recessions, and ongoing geopolitical events. The failure of one or more of the financial institutions in which our cash, cash equivalents or investments are held, any resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by those financial institutions, could impact access to our cash, cash equivalents or investments and could adversely impact our operating liquidity and financial performance.
On July 11, 2022 the SEC declared effective our shelf registration statement on Form S-3 (the “S-3”) that allows the Company to offer and sell to the public up to $400.0 million of our Common Stock, preferred stock, debt securities, warrants to purchase our Common Stock, preferred stock or debt securities, subscription rights to purchase our Common Stock, preferred stock or debt securities and/or units consisting of some or all of these securities, from time to time in one or more offerings. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Also covered under the S-3 as part of the $400.0 million total amount is an at-the-market offering (“ATM”) of up to $150.0 million of our Common Stock pursuant to a distribution agreement with Piper Sandler & Co. No shares of Common Stock were issued in connection with the ATM as of December 31, 2022. Pursuant to the Form S-3, on September 16, 2022 we issued 13,900,000 shares of Common Stock in connection with a public offering at the price of $9.00 per share, or an aggregate of $125.1 million, resulting in net proceeds of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3 and on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock at a public offering price of $9.00 per share for net proceeds to the Company of approximately $13.4 million as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement.

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
Working Capital
Working capital is defined as current assets less current liabilities.
The following table summarizes our total working capital and current assets and liabilities as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022	Change
(In U.S. dollars)	$	$	$	%
Current assets	434,579,907	530,822,730	(96,242,823)	(18.1)%
Current liabilities	77,847,838	79,738,440	(1,890,602)	(2.4)%
Total working capital	356,732,069	451,084,290	(94,352,221)	(20.9)%
The decrease in working capital as of March 31, 2023, primarily reflects cash used a) to purchase long-term investments, b) for operating expenses, including, personnel costs and research and development costs as we advance our clinical trials and continue to expand our pipeline, and (c) for capital expenditures for equipment and machinery used in our manufacturing facility in Indiana.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	Change
(In U.S. dollars)	$	$	$	%
Net cash flows used in operating activities	(22,391,341)	(10,490,604)	(11,900,737)	113.4%
Net cash flows used in investing activities	(153,043,277)	(940,931)	(152,102,346)	16,165.1%
Net cash flows provided by financing activities	145,864	942	144,922	15384.5%
Net decrease in cash and cash equivalents	(175,288,754)	(11,430,593)	(163,858,161)	1433.5%
Cash flows used in operating activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash used in operating activities increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as we advance our clinical trials and continue to expand our pipeline, as described above.

We believe that the net proceeds from the Lantheus License Agreements and the 2022 Public Offering, together with our available resources and existing cash and cash equivalents, are sufficient to fund our operating expenses and capital expenditure requirements into 2026.

Cash flows used in Investing Activities
For the three months ended March 31, 2023 and 2022, net cash used in investing activities totaled $153.0 million and $0.9 million, respectively. The increase in cash used in investing activities relates to (a) the Company's investment of its available cash resources into fixed income investments and (b) increased capital expenditures for purchases in connection with our Indianapolis manufacturing facility.
Cash flows provided by Financing Activities
For the three months ended March 31, 2023 and 2022, net cash provided by financing activities totaled $0.1 million and $1 thousand, respectively, which consisted of the net proceeds received from the exercise of stock options.
Contractual Obligations and Other Commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 11 to the Q1 2023 Financial Statements.
For additional information related to our license agreements, please also see Note 11 to the Q1 2023 Financial Statements and Notes 14 and 15 to the 2022 Financial Statements.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our Q1 2023 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC.
The preparation of the Q1 2023 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Q1 2023 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Form 10-K.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rate risk and foreign exchange risk. As of March 31, 2023, there were no material changes to our market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and 2022.

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
As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2023 we continued to (i) adopt, improve and maintain policies, processes and documentation procedures to improve the overall efficiency and accuracy of our financial reporting; and (ii) work with third-party consultants to review the design of our systems of internal control over financial reporting and recommend improvements. As part of this process, during the fiscal quarter ended March 31, 2023, we continued to refine our processes in respect of our new general ledger system to improve our internal control framework.
Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. – RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks and uncertainties described in our 2022 Form 10-K. If any of these risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2022 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2023.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. – MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. – OTHER INFORMATION.
None.

ITEM 6. – EXHIBITS.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 1, 2021).
3.2	By-laws of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 1, 2021).
10.1*#	Facility Agreement dated as of February 2, 2023 and effective as of April 1, 2023 between University Health Network and POINT Biopharma Corp.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
#    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BIOPHARMA GLOBAL INC.

Date: May 15, 2023

	By:	/s/Joe McCann
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)