Form 10-Q
period 2023-06-30
POINT Biopharma Global Inc.
filed 2023-08-14
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
Common Stock, par value $0.0001 per share – 105,765,954 shares outstanding as of August 9, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
POINT Biopharma Global Inc.
Interim Condensed Consolidated Balance Sheets
(In U.S. dollars)

	June 30, 2023
	(Unaudited)	December 31, 2022
	$	$
ASSETS
Current assets
Cash and cash equivalents	57,293,338	286,428,371
Short-term investments	365,932,523	238,783,470
Prepaid expenses and other current assets	5,750,433	5,610,889
Income taxes receivable	3,399,009	—
Total current assets	432,375,303	530,822,730

Non-current assets
Long-term investments	11,570,701	16,119,430
Note receivable	5,028,767	—
Property, plant and equipment, net	48,394,217	31,380,576
Operating lease right-of-use asset	405,784	—
Total non-current assets	65,399,469	47,500,006

Total assets	497,774,772	578,322,736

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	13,899,941	7,703,150
Accrued liabilities	10,099,052	19,094,454
Deferred revenue	15,899,770	23,242,290
Income taxes payable	—	29,698,546
Finance lease current liability	1,011,217	—
Operating lease current liability	245,814	—
Total current liabilities	41,155,794	79,738,440

Deferred revenue, net of current portion	3,197,547	10,178,147
Long-term income taxes payable	1,452,356	1,452,356
Finance lease liability, net of current portion	4,348,112	—
Operating lease liability, net of current portion	169,045	—
Total liabilities	50,322,854	91,368,943

Commitments and contingencies (Note 12)

Stockholders’ equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 105,765,954 and 105,649,741 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10,576	10,565
Additional paid-in capital	451,443,330	448,391,574
Retained earnings	(2,933,005)	39,008,505
Accumulated other comprehensive loss	(1,068,983)	(456,851)
Total stockholders’ equity	447,451,918	486,953,793

Total liabilities and stockholders’ equity	497,774,772	578,322,736
See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Operations
(In U.S. dollars, except share amounts)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	$	$	$	$
Revenue
Other revenue	4,865,856	—	14,323,120	—
Total revenue	4,865,856	—	14,323,120	—

Operating expenses
Research and development	31,276,573	20,813,882	58,187,045	33,314,730
General and administrative	5,088,403	4,080,401	10,098,532	7,888,343
Total operating expenses	36,364,976	24,894,283	68,285,577	41,203,073
Loss from operations	(31,499,120)	(24,894,283)	(53,962,457)	(41,203,073)

Other income (expenses)
Investment income	5,335,753	509,700	11,099,967	557,673
Foreign currency loss	(168,770)	(12,259)	(238,960)	(43,900)
Total other income (expenses)	5,166,983	497,441	10,861,007	513,773

Loss before income taxes	(26,332,137)	(24,396,842)	(43,101,450)	(40,689,300)
Income tax benefit (provision)	921,298	(183,405)	1,159,940	(271,521)
Net loss	(25,410,839)	(24,580,247)	(41,941,510)	(40,960,821)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.24)	$(0.27)	$(0.40)	$(0.45)
Basic and diluted weighted average common shares outstanding	105,724,215	90,124,295	105,692,615	90,123,288
See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(In U.S. dollars)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	$	$	$	$
Net loss	(25,410,839)	(24,580,247)	(41,941,510)	(40,960,821)
Other comprehensive income, net of tax
Net unrealized loss on available-for-sale debt securities	(813,426)	(342,378)	(612,132)	(342,378)
Total comprehensive loss	(26,224,265)	(24,922,625)	(42,553,642)	(41,303,199)

See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount
	#	$	$	$	$	$
Balance at December 31, 2022	105,649,741	10,565	448,391,574	39,008,505	(456,851)	486,953,793
Issuance of shares of Common Stock in connection with stock option exercises	32,936	3	145,861	—	—	145,864
Stock-based compensation	—	—	1,009,496	—	—	1,009,496
Net loss	—	—	—	(16,530,671)	—	(16,530,671)
Other comprehensive income, net of tax	—	—	—	—	201,294	201,294
Balance at March 31, 2023	105,682,677	10,568	449,546,931	22,477,834	(255,557)	471,779,776
Issuance of shares of Common Stock in connection with stock option exercises	83,277	8	186,050	—	—	186,058
Stock-based compensation	—	—	1,710,349	—	—	1,710,349
Net loss	—	—	—	(25,410,839)	—	(25,410,839)
Other comprehensive loss, net of tax	—	—	—	—	(813,426)	(813,426)
Balance at June 30, 2023	105,765,954	10,576	451,443,330	(2,933,005)	(1,068,983)	447,451,918

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount
	#	$	$	$	$	$
Balance at December 31, 2021	90,121,794	9,012	314,488,782	(59,284,708)	—	255,213,086
Issuance of shares of Common Stock in connection with stock option exercises	678	—	942	—	—	942
Stock-based compensation	—	—	440,450	—	—	440,450
Net loss	—	—	—	(16,380,574)	—	(16,380,574)
Balance at March 31, 2022	90,122,472	9,012	314,930,174	(75,665,282)	—	239,273,904
Issuance of shares of Common Stock in connection with stock option exercises	2,490	—	3,461	—	—	3,461
Stock-based compensation	—	—	1,027,563	—	—	1,027,563
Net loss	—	—	—	(24,580,247)	—	(24,580,247)
Other comprehensive loss, net of tax	—	—	—	—	(342,378)	(342,378)
Balance at June 30, 2022	90,124,962	9,012	315,961,198	(100,245,529)	(342,378)	215,382,303
See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the six months ended
	June 30, 2023	June 30, 2022
	$	$
Cash flows from operating activities
Net loss:	(41,941,510)	(40,960,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property, plant and equipment	1,322,329	584,076
Stock-based compensation expense	2,719,845	1,468,013
Operating lease expense	50,499	—
Payments on operating lease	(49,321)	—
Amortization of premiums (accretion of discounts) on investments, net	(7,066,456)	(128,150)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(139,544)	(441,829)
Accounts payable	4,285,143	4,290,469
Accrued liabilities	(9,178,905)	3,734,644
Deferred revenue	(14,323,120)	—
Income taxes receivable and payable	(33,097,555)	258,425
Change in accrued interest and dividends within investments	691,359	126,192
Net cash used in operating activities	(96,727,236)	(31,068,981)

Cash flows from investing activities
Purchase of investments, net of sales and maturities	(116,749,966)	(126,563,131)
Purchase of property, plant and equipment	(10,856,112)	(3,080,040)
Purchase of note receivable	(5,000,000)	—
Net cash used in investing activities	(132,606,078)	(129,643,171)

Cash flows from financing activities
Issuance of shares of Common Stock in connection with stock option exercises	331,922	4,403
Payments on finance lease	(133,641)	—
Net cash provided by financing activities	198,281	4,403

Net decrease in cash and cash equivalents	(229,135,033)	(160,707,749)
Cash and cash equivalents, beginning of period	286,428,371	238,815,991
Cash and cash equivalents, end of period	57,293,338	78,108,242

Supplemental disclosure of cash flow information:
Cash paid for income taxes	31,913,750	3,022
Non-cash investment activities:
Purchase of property, plant and equipment recorded in accounts payable and accrued liabilities	3,504,652	3,345,729

See accompanying notes to the unaudited interim condensed consolidated financial statements

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and include the accounts of the Company and the Subsidiaries, for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Except as described below, the accounting policies and methods of computation applied in the unaudited interim condensed consolidated financial statements and related notes contained therein are consistent with those applied by the Company in its audited consolidated financial statements as of and for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023 (the “2022 Financial Statements”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2022 Financial Statements.
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
Impact of COVID-19 Pandemic, macroeconomics and other geopolitical events
Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency, the Company continues to actively monitor the COVID-19 developments and potential impact on the Company's employees, business and operations. The impact from global economic conditions and potential and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide are highly uncertain and cannot be predicted. The Company is currently operating in a period of significant economic uncertainty, resulting from, among other things, the impact of the COVID-19 pandemic, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and heightened tensions between China and Taiwan, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, rising inflation and interest rates, and uncertainty and liquidity concerns in the broader financial services industry, including those caused by certain recent banking failures.

The Company is continuing to monitor the development and potential impact of these global economic and geopolitical events on its business and unaudited interim condensed consolidated financial statements. To date, the Company has not experienced any material business disruptions or incurred any impairment losses in the carrying values of its assets as a result of these events and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these unaudited interim condensed consolidated financial statements. However, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment; as a result, the Company’s estimates may change as new events occur and additional information is obtained.
Risks and uncertainties
Except for the upfront payment received pursuant to the Lantheus License Agreements (as defined in Note 3 below), the Company has incurred significant net losses and has funded operations primarily through equity financings. Operating losses and negative cash flows were incurred in the three and six months ended June 30, 2023 and are expected to continue to be incurred in future periods. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, regulatory approval of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of macroeconomic disruptions, such as those arising from public health crisis or military conflicts and adverse developments affecting the financial services industry, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Use of estimates
The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of expenses for the periods presented. Significant estimates and assumptions reflected in these unaudited interim condensed consolidated financial statements include, but are not limited to, the allocation of consideration and the recognition of revenues in respect of the performance obligations under the Lantheus License Agreements, the accrual of research and development expenses, incremental borrowing rates determined in connection with finance and operating lease obligations and the valuations of stock options. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases ("ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company has elected not to recognize leases with an original term of one year or less in the unaudited interim condensed consolidated balance sheets. The Company has also elected to account for the lease and non-lease components as a combined lease component for its current lease portfolio. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Options to renew or early terminate a lease are included in the initial lease term of a lease when there is reasonable certainty that the option will be applied.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The Company's incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease in a similar economic environment.

Lease expense for operating leases is recognized on a straight-line basis over the lease term and included in operating expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Recent accounting pronouncements
The Company has evaluated accounting pronouncements recently issued but not yet adopted and believes that the current accounting pronouncements currently do not apply to the Company’s operations and are not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements or disclosures.
3. Revenue
In November 2022, POINT announced strategic collaboration and exclusive license agreements with Lantheus Holdings Inc. ("Lantheus") for exclusive worldwide rights for POINT's programs in prostate cancer (PNT2002) and neuroendocrine tumors (PNT2003), excluding certain territories (Japan, South Korea, Singapore, Indonesia, and China including Hong Kong, Macau and Taiwan) (the "PNT2002 Agreement" and the "PNT2003 Agreement", respectively, and collectively the "Lantheus License Agreements"). The collaboration pairs POINT's expertise in next generation radioligand development and manufacturing with Lantheus’ commercial leadership in Prostate-Specific Membrane Antigen ("PSMA") PET and radiopharmaceuticals.

In December 2022, closing conditions for the transaction, including Hart-Scott-Rodino antitrust clearance, were satisfied. POINT received a $250.0 million upfront payment under the PNT2002 Agreement and will receive an additional payment of up to $250.0 million upon U.S. regulatory approval. In addition, once certain return on investment financial thresholds have been achieved and other conditions satisfied, POINT will be eligible to receive royalties of 20% on all net sales (prior to which there is a period of sales in which the royalty may be based on only a portion of the gross profit), and contingent upon the satisfaction of certain net sales milestones, additional payments of up to $1.3 billion. POINT received a $10.0 million upfront payment under the PNT2003 Agreement, and will receive up to an additional $30.0 million upon U.S. regulatory approval. The PNT2003 Agreement also provides that POINT will receive royalties of 15% on net sales and, contingent upon the satisfaction of certain net sales milestones, an additional payment of up to $275.0 million.

In connection with the PNT2002 Agreement, the Company is responsible for completing the Company's multi-center, randomized, open label phase 3 Study evaluating metastatic castration-resistant Prostate cancer using 177Lu-PNT2002 PSMA therapy After Second-line Hormonal treatment (“SPLASH") trial and the parties will work together to file the New Drug Application (“NDA”), with the costs incurred in connection with the U.S. Food and Drug Administration ("FDA") submission being borne by Lantheus. Thereafter, Lantheus will be responsible for all additional clinical and regulatory costs in the U.S., as well as all costs for development, clinical trials and regulatory approval in the rest of its territories outside the U.S., except Asia.
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
In connection with the PNT2002 Agreement, the Company identified the following performance conditions: (i) the license it conveyed to Lantheus with respect to certain intellectual property, (ii) service provided to complete the SPLASH trial, support the NDA submission and participate in joint steering activities and (iii) manufacturing activities. The Company determined the transaction price under ASC Topic 606 at the inception of the PNT2002 Agreement to be the $250.0 million upfront payment and has allocated this to the first two performance obligations based on a relative standalone selling price basis. The standalone selling prices for the first two performance obligations were determined using the adjusted market assessment approach and the expected cost plus a margin assessment approach, respectively. The Company concluded that variable consideration associated with the product manufacturing relates solely to the manufacturing activities performance obligation on the basis that it believes that the expected margin associated with this consideration is in line with market standards and specifically relates to the Company's efforts to satisfy its manufacturing obligations.
In connection with the PNT2003 Agreement, the Company identified the following performance conditions: (i) the license it conveyed to Lantheus with respect to certain intellectual property, (ii) service provided to complete the necessary submissions for regulatory approval and participate in joint steering activities and (iii) manufacturing activities. The Company determined the transaction price under ASC Topic 606 at the inception of the PNT2003 Agreement to be the $10.0 million upfront payment and has allocated this to the first two performance obligations based on a relative standalone selling price basis. The standalone selling prices for the first two performance obligations were determined using the adjusted market assessment approach and the expected cost plus a margin assessment approach, respectively. The Company concluded that variable consideration associated with the product manufacturing relates solely to the manufacturing activities performance obligation on the basis that it believes that the expected margin associated with this consideration is in line with market standards and specifically relates to the Company's efforts to satisfy its manufacturing obligations.
The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur. Variable consideration in the PNT2002 Agreement and PNT2003 Agreement consists of:
•Potential future regulatory milestone payments. The Company concluded that this variable consideration is constrained considering that achievement of the milestones is outside its control and contingent upon the future success of clinical trials and regulatory approval by the FDA and in respect of other territories outside the U.S.
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
The following table presents the Company’s contract liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deferred revenue
Deferred revenue, current	$15,899,770	$23,242,290
Deferred revenue, net of current portion	3,197,547	10,178,147
Total	$19,097,317	$33,420,437
At inception of the Lantheus License Agreements, deferred revenue of $34.8 million was recognized in connection with future performance. During the three and six months ended June 30, 2023, the Company recognized $4.9 million and $14.3 million in revenue for services performed (three and six months ended June 30, 2022 — $nil and $nil, respectively). The current portion of deferred revenue reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months. The Company expects to recognize the remainder of the deferred revenue in subsequent periods through the year ending December 31, 2028. No contract assets were recognized in connection with the Lantheus License Agreements, including costs incurred in obtaining the agreements.

4. Cash, cash equivalents and investments
Cash, cash equivalents and investments consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Cash	$5,540,926	$12,429,627
Cash equivalents:
Money market funds	47,656,269	273,998,744
Commercial paper	4,096,143	—
Total cash and cash equivalents	57,293,338	286,428,371
Short-term investments
Commercial paper	131,797,284	115,156,455
Corporate bonds	102,294,737	45,219,042
U.S. Government agency debt securities	56,130,624	42,577,762
Asset backed securities	75,709,878	35,830,211
Total short-term investments	365,932,523	238,783,470
Long-term investments
Asset backed securities	750,129	16,119,430
Corporate bonds	10,820,572	—
Total long-term investments	11,570,701	16,119,430
Total cash, cash equivalents and investments	$434,796,562	$541,331,271
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security as of June 30, 2023 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-current
Commercial paper	$131,908,748	$15	$(111,479)	$131,797,284	$131,797,284	$—
Corporate bonds	113,657,153	705	$(542,549)	113,115,309	102,294,737	10,820,572
Asset backed securities	76,699,026	—	(239,019)	76,460,007	75,709,878	750,129
U.S. Government agency debt securities	56,306,438	—	(175,814)	56,130,624	56,130,624	—
Total available-for-sale securities	$378,571,365	$720	$(1,068,861)	$377,503,224	$365,932,523	$11,570,701

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of June 30, 2023:

	Amortized Cost	Fair Value
Due within one year	$366,912,175	$365,932,523
Due between one and five years	11,659,190	11,570,701
Total	$378,571,365	$377,503,224

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

During the three and six months ended June 30, 2023, we had no realized gains or losses on available-for-sale investments.
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

The following table presents information about the Company’s financial assets and liabilities as of June 30, 2023 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Level 1	Level 2	Level 3	Total
June 30, 2023
Cash equivalents:
Money market mutual fund	$47,656,269	$—	$—	$47,656,269
Commercial paper	—	4,096,143	—	4,096,143
Available-for-sale debt securities:
Commercial paper	—	131,797,284	—	131,797,284
Corporate bonds	—	113,115,309	—	113,115,309
Asset backed securities	—	76,460,007	—	76,460,007
U.S. Government agency debt securities	56,130,624	—	—	56,130,624
Total	$103,786,893	$325,468,743	$—	$429,255,636

Certain of our available-for-sale debt securities, including U.S. Government agency debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

On May 7, 2023, POINT Biopharma Inc. entered into a Convertible Note Purchase Agreement (the "Convertible Note Agreement") with Ionetix Alpha Corporation ("Ionetix-α"), a subsidiary of IONETIX Corporation. On June 1, 2023, the Company purchased $5.0 million in unsecured promissory notes (the "Note Receivable") convertible into common stock of Ionetix-α at a conversion price that is subject to certain conditions as defined in the Convertible Note Agreement. Pursuant to the Convertible Note Agreement, the Company will purchase an additional $5.0 million of the Note Receivable six months following the initial purchase. Management assessed all features in the Convertible Note Agreement to determine embedded derivatives requiring bifurcation. In accordance with the Convertible Note Agreement, Ionetix-α has a voluntary redemption option, subject to certain terms and conditions, and may provide notice to the Company upon which the Company can elect to either redeem the Note Receivable at 150% of principal and interest outstanding or convert it into common stock of Ionetix-α. Management concluded that this put option meets the definition of a derivative and it is not clearly and closely related to the Note Receivable, thus requiring bifurcation from the host instrument and recognition at fair value. Further, management concluded the Note Receivable host instrument is to be classified as a loan receivable and therefore is measured at amortized cost but disclosure of fair value is required. Management determined the fair values of both the Note Receivable and embedded derivative under Level 3 in the fair value hierarchy. Management concluded that the fair value of the Note Receivable as at June 30, 2023 was equal to its amortized cost and that the fair value of the embedded derivative was nil both at inception of the arrangement and at June 30, 2023.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2023.

There have been no transfers of assets or liabilities between the fair value measurement levels as of June 30, 2023.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	$	$
Prepaid clinical trial expenses	3,418,491	4,011,419
Prepaid insurance	1,781,969	1,310,314
Canadian harmonized sales tax receivable	332,654	60,222
Other	217,319	228,934
Total	5,750,433	5,610,889
7. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	$	$
Land and building	18,976,410	18,163,962
Machinery and equipment	10,415,742	5,328,639
Property, plant and equipment, in development	15,459,230	8,434,384
Facility lease	5,384,707	—
Furniture and fixtures	721,595	698,728
Computer equipment	153,891	149,892
	51,111,575	32,775,605
Less: Accumulated depreciation	(2,717,358)	(1,395,029)
Total	48,394,217	31,380,576

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

On February 2, 2023, POINT Biopharma Corp., entered into a Facility Agreement (the "UHN Agreement") with University Health Network (“UHN”), a not-for-profit corporation incorporated under the laws of Canada. Pursuant to the UHN Agreement, the Company was provided access to utilize a 7,700 square foot, licensed research and development space with cGMP manufacturing suites (the “Facility”) under a lease effective April 1, 2023, which the Company will use to develop and expand its pipeline of next-generation radioligands. The lease is accounted for as a finance lease in accordance with ASC 842 and the right-of-use asset has been included within property, plant and equipment. See Note 9 for additional details.

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

Asset Category	Estimated Useful Life
Computer equipment	5 years
Machinery and equipment	7 years
Furniture and fixtures	7 years
Facility lease	7 years
Building	20 years
8. Accrued liabilities

Accrued liabilities consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	$	$
Accrued personnel costs	3,772,849	7,116,382
Accrued research and development costs	5,233,075	9,645,594
Accrued corporate legal fees and other professional services	666,995	2,068,793
Accrued costs for purchases of property, plant and equipment	289,244	105,741
Other accrued costs	136,889	157,944
Total	10,099,052	19,094,454
9. Leases
Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate was not readily determinable in the Company’s current portfolio of leases, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of lease payments.
On February 2, 2023, POINT Biopharma Corp. entered into the UHN Agreement. The lease commencement date was determined to be April 1, 2023, the date upon which the Company was provided access to the Facility. The lease is accounted for as a finance lease in accordance with ASC 842 and the right-of-use asset has been included within property, plant and equipment. Management concluded that the lease represents a finance lease on the basis that management believes that the lease term covers a substantial portion of the economic life of the primary lease component. See Note 7 for additional details. The initial term of the UHN Agreement will run for five years from the lease commencement date, with an option to renew for additional two-year terms thereafter, subject to certain conditions described in the UHN Agreement. Management included the first option to renew for two years as part of the lease term in determining the right-of-use asset and lease liability. The agreement does not transfer any title in the Facility to the Company. During the term, the Company shall be responsible for day-to-day management, activities and decision-making regarding the Facility. General governance of the Facility will be exercised by the Company and UHN through a joint committee. The joint committee, which will meet quarterly, will have a minimum of six people and will be comprised of an equal number of members from each of the Company and UHN.
On April 12, 2023, the Company entered into an operating lease for laboratory space with a lease term of two years. The lease is recorded separately on the interim condensed consolidated balance sheet as an operating lease right-of-use asset with a related operating lease liability as of June 30, 2023. The agreement does not transfer any title in the laboratory space to the Company.

The components of lease expense are as follows:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Operating lease expense	$50,499	$—

Finance lease cost
Amortization of right-of-use asset	192,311	—
Interest on lease liability	99,199	—
Total finance lease cost	$291,510	$—

Supplemental cash flow information related to leases are as follows:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$49,321	$—
Operating cash flow use from finance leases	$99,199	$—
Financing cash flow use from finance leases	$133,641	$—

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$453,490	$—
Finance lease	$5,384,707	$—

The following table summarizes the weighted average remaining lease terms for the Company’s leases:

As of June 30, 2023
Weighted-average remaining lease term (in years):
Operating lease	1.8
Finance lease	6.8

As the interest rate implicit in the leases was not readily determinable at the time that the leases were evaluated, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. Below is information on the weighted average discount rates used at the time that the leases were evaluated:

As of June 30, 2023
Weighted-average discount rates:
Operating lease	7.6%
Finance lease	7.7%

The following table summarizes the future maturities of the Company's lease liabilities as of June 30, 2023:

	Operating Lease	Finance Lease
2023	$121,091	$505,608
2024	249,446	1,011,217
2025	74,938	1,011,217
2026	—	1,011,217
2027	—	1,011,217
Thereafter	—	2,275,237
Total lease payments	$445,475	$6,825,713
Less: imputed interest	(30,616)	(1,466,384)
Present value of lease liabilities	$414,859	$5,359,329
10. Stockholders’ equity
The Company is authorized to issue 430,000,000 shares of common stock, with a par value of $0.0001 per share ("Common Stock"), as well as 20,000,000 of shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”).
During the three months ended June 30, 2023, the Company issued (a) 71,585 shares of Common Stock in connection with the exercise of stock options granted to non-employee consultants, resulting in total cash proceeds of $99,503 and (b)

11,692 shares of Common Stock in connection with the exercise of stock options granted to employees, resulting in total cash proceeds of $86,555. During the six months ended June 30, 2023, the Company issued (i) 86,585 shares of Common Stock in connection with the exercise of stock options granted to non-employee consultants, resulting in total cash proceeds of $120,353 and (ii) 29,628 shares of Common Stock in connection with the exercise of stock options granted to employees and directors, resulting in total cash proceeds of $211,569.

During the three months ended June 30, 2022, the Company issued 2,490 shares of Common Stock in connection with the exercise of stock options issued to non-employee consultants, resulting in total cash proceeds of $3,461. During the six months ended June 30, 2022, the Company issued 3,168 shares of Common Stock in connection with the exercise of stock options issued to non-employee consultants, resulting in total cash proceeds of $4,403.
As of June 30, 2023, the total number of issued and outstanding shares of Common Stock was 105,765,954 (December 31, 2022 — 105,649,741). As of June 30, 2023, there were no issued and outstanding shares of Preferred Stock (December 31, 2022 — nil).
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of Common Stock are entitled to receive dividends, if any, as may be declared by the Company’s board of directors (the “Board”). During the three and six months ended June 30, 2023, no cash dividends were declared or paid by the Company (June 30, 2022 — $nil).
The Board has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law ("DGCL"). During the six months ended June 30, 2023, no shares of Preferred Stock were issued by the Company.
11. Stock-based compensation
In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, the Board adopted the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. The Company assumed the outstanding equity awards under the 2020 EIP, but no further grants may be made under the 2020 EIP. The 2021 EIP provides that the number of shares reserved and available for issuance under the 2021 EIP will automatically increase each January 1, beginning on January 1, 2022, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Board. As of January 1, 2023, the number of shares of Common Stock available under the 2021 EIP increased by 4,225,990 for a total of 9,129,858 shares of Common Stock authorized for issuance under the 2021 EIP as of June 30, 2023.
Stock options
The Company recorded $685,263 and $1,131,391 to research and development expenses and $1,025,086 and $1,588,454 to general and administrative expenses for stock-based compensation for the three and six months ended June 30, 2023, respectively (June 30, 2022 — $458,634 and $743,945 to research and development expenses and $568,929 and $724,068 to general and administrative expenses for the three and six months ended, respectively). The Company did not recognize a tax benefit related to stock-based compensation expense during the three and six months ended June 30, 2023 as well as during the three and six months ended June 30, 2022, as the Company had net operating loss carryforwards and recorded a valuation allowance against the deferred tax asset.
The following table summarizes the activity relating to the Company’s stock options.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	5,592,173	5.85
Granted	3,144,071	7.03
Exercised	(116,213)	2.86
Forfeited	(122,887)	7.37
Expired	(13,551)	8.47
Outstanding as of June 30, 2023	8,483,593	6.30	4.7
Vested and expected to vest as of June 30, 2023	8,483,593	6.30	4.7
Options exercisable as of June 30, 2023	2,705,429	4.89	4.0
During the three months ended June 30, 2023, 304,248 stock options were granted to directors of the Company, with a weighted average grant date fair value of $4.75 per share. The vesting terms of these options are such that they vest on the one-year anniversary of the date of grant. During the six months ended June 30, 2023, 3,144,071 stock options were granted, including the 304,248 stock options discussed above as well as 2,839,823 stock options granted to employees of the Company, with a weighted average grant date fair value of $3.76 per share. The vesting terms of the options granted to employees of the Company are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest in three equal annual installments thereafter.

During the three months ended June 30, 2022, 243,417 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.66 per share. During the six months ended June 30, 2022, 1,948,614 stock options were granted to employees and directors of the Company, with a weighted average grant date fair value of $4.59 per share. Except as provided below with respect to options granted to directors, the vesting terms of these options are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest in three equal annual installments thereafter. On June 6, 2022, the terms of 128,070 stock options granted to directors of the Company during the quarter were amended to reduce the vesting period to one year. This amendment was accounted for as a modification and there was no material impact to stock-based compensation recorded.

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Risk-free interest rate	3.91% - 4.23%	2.57% - 3.13%	3.71% - 4.23%	1.24% - 3.13%
Expected term (in years)	3.50	4.25	3.50 - 4.25	4.25 - 5.38
Expected volatility	67%	74% - 75%	67% - 68%	72% - 75%
Expected dividend yield	—%	—%	—%	—%
During the three months ended June 30, 2023, non-employee consultants of the Company exercised 71,585 stock options with an intrinsic value of $604,767 and employees of the Company exercised 11,692 stock options with an intrinsic value of $32,740, for total cash proceeds to the Company of $186,058.
During the six months ended June 30, 2023, non-employee consultants of the Company exercised 86,585 stock options with an intrinsic value of $700,217, and employees and directors of the Company exercised 29,628 stock options with an intrinsic value of $38,300, for total cash proceeds to the Company of $331,922.
During the three and six months ended June 30, 2022, non-employee consultants of the Company exercised 2,490 and 3,168 stock options with intrinsic values of $16,060 and $19,301, respectively. The exercises resulted in cash proceeds to the Company of $3,461 and $4,403, respectively.
As of June 30, 2023, the unrecognized stock-based compensation expense related to unvested stock options was $19,343,654 and the estimated weighted average remaining vesting period was 2.3 years.
Performance Share Units
During the year ended December 31, 2022, 146,044 performance share units ("PSUs") were granted to employees of the Company, with a grant date fair value of $6.61 per unit based on the closing share price of the Company's Common Stock on the date of grant. The vesting terms of these PSUs are such that 100% vest upon the regulatory approval of PNT2002 by the FDA. During the three and six months ended June 30, 2023, the Company did not record any stock-based compensation expense related to these PSUs on the basis that they cannot be considered probable to vest as the regulatory approval requirement is outside the control of the Company and the clinical trial remains ongoing.
12. Commitments and contingencies
Indianapolis facility commitments
The Company is party to certain agreements for the continuing expansion of the manufacturing capabilities of the Indianapolis facility. Effective in the second quarter of 2022, the Company entered into an agreement for the design and build of a commercial manufacturing line. As of June 30, 2023, the Company is committed to aggregate future payments of approximately $20.0 million in connection with these agreements. During the three and six months ended June 30, 2023, approximately $7.4 million and $10.3 million, respectively, has been recorded within property, plant and equipment in connection with these agreements (three and six months ended June 30, 2022 — approximately $3.4 million and $4.0 million, respectively).
Clinical trial and commercial commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain products and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. Minimum purchase commitments under these agreements include individual commitments up to $1.7 million. Aggregate remaining minimum commitments amount to approximately $6.2 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with these agreements of approximately $4.8 million and $11.3 million during the three and six months ended June 30, 2023, respectively (three and six months ended June 30, 2022 — $2.6 million and $4.3 million, respectively).
The Company also has supply agreements with third parties to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of product in the amount of approximately $111.9 million ($148.3 million CAD) over the contract term. The purchase commitments are contingent upon the completion of certain milestones by the third-party suppliers. The Company recorded $nil and $nil in connection with these agreements during the three and six months ended June 30, 2023, respectively (three and six months ended June 30, 2022 — $nil and $nil, respectively).
On May 10, 2023, the Company entered into an Irradiation Services Agreement (the "Irradiation Agreement") which expands the Company's reactor network. Pursuant to the Irradiation Agreement, the Company will receive irradiation services to irradiate ytterbium-176 (“176Yb”) and has minimum purchase commitments of approximately $32.4 million over the ten year contract term. During the three and six months ended June 30, 2023, the Company did not record any research and development expenses in connection with this agreement.
The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. The remaining minimum purchase commitment under this agreement is approximately $24.0 million with payments that range from one to five years. The Company recorded research and development expenses in connection with this agreement of approximately $6.2 million and $11.1 million during the three and six months ended June 30, 2023, respectively (three and six months ended June 30, 2022 — $2.5 million and $5.6 million, respectively).
License agreements
The Company in the normal course of business enters into license and sublicense agreements in connection with its clinical trials and product development. For additional details of the Company’s license agreements, see Note 15 to the 2022 Financial Statements.
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

The Company recorded research and development expenses in connection to its license agreements of approximately $3.0 million and $3.5 million during the three and six months ended June 30, 2023, respectively (three and six months ended June 30, 2022 — $3.8 million and $4.6 million, respectively).
13. Net loss per share
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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net loss attributable to common stockholders	$25,410,839	$24,580,247	$41,941,510	$40,960,821
Weighted-average common shares outstanding-basic and diluted	105,724,215	90,124,295	105,692,615	90,123,288
Net loss per share attributable to common stockholders-basic and diluted	$0.24	$0.27	$0.40	$0.45
The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The Company's PSU's are considered contingently issuable shares for the purpose of the computation of loss per share and have been excluded on the basis that as of June 30, 2023, the performance condition for vesting had not been achieved. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to the holders of Common Stock is the same.
14. Income Taxes
The Company calculates its interim tax provision at the end of each interim period and estimates the annual effective tax rate which is applied to its ordinary quarterly earnings. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
The Company has operations in both the United States and Canada, and as such it is subject to tax in both countries. The income tax benefit and expense for the three months ended June 30, 2023 and June 30, 2022 was $921,298 and $183,405, respectively and the income tax benefit and expense for the six months ended June 30, 2023 and June 30, 2022 was $1,159,940 and $271,521, respectively. The income tax benefit for the three and six months ended June 30, 2023, consists primarily of tax benefits related to research and development tax credits partially offset by current taxes in Canada. The income tax expense for the three and six months ended June 30, 2022, consists of current taxes in Canada.
The Company files income tax returns in the U.S. federal, certain states, and Canada with varying statutes of limitations. The Company is not currently subject to tax examinations by any taxing jurisdiction. However, in the event of any such examination, there may or may not be an impact on the Company’s net operating loss carryforwards and credits. The Company does not anticipate that any potential tax adjustments resulting from such examinations would have a significant impact on its financial position or results of operations.
As of June 30, 2023, the Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.
15. Related party transactions
The Company recognized expenses in connection with related party transactions in the unaudited interim condensed consolidated statements of operations as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Consulting fees on business activities to Board member	$31,496	$102,396	$205,911	$169,092
Reimbursement to Board member for occupancy costs	17,894	17,898	35,313	35,676
Total	$49,390	$120,294	$241,224	$204,768
Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the three and six-month periods ended June 30, 2023 and 2022, the Company received consulting services for research and development from a Board member. As of June 30, 2023, $33,471 is recorded within accrued liabilities in relation to this consulting arrangement.
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC 842 to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2023 (the “Q2 2023 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2022 and 2021 (the “2022 Financial Statements”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 27, 2023 (the "2022 Form 10-K"). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
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

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the 2022 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak, the Russo-Ukrainian conflict and/or adverse developments affecting the financial services industry and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, which speak only as of the date made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Introduction
We are a globally focused radioligand company building a platform for the clinical development and commercialization of radioligands that fight cancer. We have a pipeline of product candidates and early-stage development programs, in-house manufacturing capabilities, and a secured supply for rare medical isotopes like actinium-225 ("225Ac") and lutetium-177 ("177Lu").

Our team brings decades of combined experience in radioligand clinical development and manufacturing. In a space where manufacturing is often overlooked, the Company has unique capabilities. In addition to our Center of Radioligand Excellence (CORE), a commercial-scale radioligand production campus in Indianapolis, Indiana, we also operate the POINT Institute for Radioligand Innovation (PIRI) in Toronto, Ontario, a state of the art GMP R&D center focused on bringing novel programs from discovery to the clinic. Furthermore, management has leveraged their prior relationships to assemble resilient radioisotope supply chains, which even includes processing our own no-carrier-added ("n.c.a") 177Lu isotope in-house.

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

Recent Developments
PNT2002: 177Lu-based PSMA-targeted radiopharmaceutical

Enrollment in PNT2002's phase 3 Study evaluating metastatic castration-resistant Prostate cancer using 177Lu-PNT2002 PSMA therapy After Second-line Hormonal treatment (“SPLASH") trial (NCT04647526) is complete and top line data is expected in the fourth quarter of 2023. Six trial sites remain open for recruitment to complete a separate pharmacokinetic sub-study. POINT is not experiencing any supply constraints or shortages related to its lutetium-177-labeled programs.

PNT2004: fibroblast activation protein-alpha (FAP-alpha) inhibitor

In May 2023, enrollment in cohort 3 of the phase 1 FAPi Radioligand OpeN-Label, phase 1 study to evaluate safety, Tolerability and dosImetry of 177Lu-PNT6555; a dose Escalation study for tReatment of patients with select solid tumors, ("FRONTIER") trial (NCT05432193) began, and a total of seven participants have been dosed with 177Lu-PNT6555 to date. We continue to anticipate data from the full FRONTIER study to be available in the first half of 2024.

In June 2023, a Trial-in-Progress poster for FRONTIER was presented at the 2023 American Society of Clinical Oncology (ASCO) Annual Meeting, which included trial background information, study design considerations, and a cohort enrollment status update.

Later in June 2023, we published and presented preclinical data at the 2023 Annual Meeting of the Society of Nuclear Medicine & Molecular Imaging (SNMMI). The auger electron and beta emitting isotope terbium-161 was paired with POINT’s FAP-targeted PNT6555 ligand and showed robust anti-tumor efficacy, similar to 225Ac-PNT6555 and 177Lu-

PNT6555. Also, preclinical proof-of-concept was established for synergistic interaction of immuno- and radioligand therapies with 177Lu-PNT6555.

PNT2001: 225Ac-labelled next-generation PSMA-targeted radiopharmaceutical

At our virtual Investor Day in June 2023, we unveiled the trial design for the phase 1 portion of ACCEL, the first-in-human phase 1/2 clinical trial for PNT2001's actinium-225 program. The trial was designed to enable the parallel exploration of PNT2001 in two patient populations: later-stage mCRPC patients and earlier-stage BCR or Prostate-Specific Membrane Antigen ("PSMA")-positive oligorecurrent patients. We anticipate a health authority submission in the fourth quarter of 2023, and expect the first patient dosed in this trial to be in the first quarter of 2024.

Manufacturing & Supply Chain Updates

In April 2023, we announced an agreement for the supply of actinium-225 with Eckert & Ziegler. Eckert & Ziegler will provide predetermined amounts of GMP grade actinium-225 to POINT for use in the development of POINT’s pipeline of next generation actinium-225-based radioligands.

In May 2023, we announced a collaboration to create Ionetix Alpha Corp. (Ionetix-α). Ionetix-α, a new subsidiary of IONETIX Corp., is focused on near-term, commercial-scale production of GMP grade therapeutic isotopes, such as actinium-225. IONETIX has transferred its alpha therapy isotope business assets into Ionetix-α. POINT will invest $10 million into Ionetix-α.

In June 2023, we announced the intent to collaborate with AdvanCell, an Australian clinical stage radiopharmaceutical company, for the development of a global lead-212 radioisotope and radioligand supply chain and drug manufacturing network to specifically support the clinical development and commercialization of lead-212-labeled radioligands by each company.

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
If we obtain regulatory approval for one or more of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing, and distribution activities, either alone or in collaboration with others. Prior to the Lantheus License Agreements, the Company had incurred significant net losses and had funded operations primarily through equity financings. Operating losses and negative cash flows were incurred during the three and six months ended June 30, 2023 and are expected to be incurred in the future.
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
COVID-19 Pandemic, macroeconomic and other geopolitical events
Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency, the Company continues to actively monitor the COVID-19 developments and potential impact on the Company's employees, business and operations. The impact from global economic conditions and potential and continuing disruptions to and volatility in the credit and equity markets in the United States and worldwide are highly uncertain and cannot be predicted. The Company is currently operating in a period of significant economic uncertainty, resulting from, among other things, the impact of the COVID-19 pandemic, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and heightened tensions between China and Taiwan, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, rising inflation and interest rates, and uncertainty and liquidity concerns in the broader financial services industry, including those caused by certain recent banking failures.

We are continuing to monitor the development and potential impact of these global economic and geopolitical events on our business and financial results. To date, we have not experienced any material business disruptions or incurred any impairment losses in the carrying values of our assets as a result of these events and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the Q2 2023 Financial Statements. However, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment; as a result, the Company’s estimates may change as new events occur and additional information is obtained.
Components of Operating Results
See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Components of Operating Results” in our 2022 Form 10-K, for a discussion of the nature of our operating expense line items within our accompanying unaudited interim condensed consolidated statements of operations.

Results of Operations - Three Months Ended June 30
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Revenue
Other revenue	4,865,856	—	4,865,856	100.0%
Total revenue	4,865,856	—	4,865,856	100.0%
Operating expenses:
Research and development	31,276,573	20,813,882	10,462,691	50.3%
General and administrative	5,088,403	4,080,401	1,008,002	24.7%
Total operating expenses	36,364,976	24,894,283	11,470,693	46.1%
Loss from operations	(31,499,120)	(24,894,283)	(6,604,837)	26.5%
Other income (expenses):
Investment income	5,335,753	509,700	4,826,053	946.8%
Foreign currency loss	(168,770)	(12,259)	(156,511)	1,276.7%
Total other income (expenses)	5,166,983	497,441	4,669,542	938.7%
Loss before income taxes	(26,332,137)	(24,396,842)	(1,935,295)	7.9%
Income tax benefit (provision)	921,298	(183,405)	1,104,703	602.3%
Net loss	(25,410,839)	(24,580,247)	(830,592)	3.4%
Research and Development
The following table summarizes the components of research and development expenses for the three months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	9,284,858	8,286,606	998,252	12.0%
Salaries and benefits	7,847,232	4,312,716	3,534,516	82.0%
Contract manufacturing	7,189,671	3,374,158	3,815,513	113.1%
Depreciation and overhead	3,548,091	975,241	2,572,850	263.8%
Sponsored research & product licenses	3,036,390	3,805,325	(768,935)	(20.2)%
Regulatory consulting	370,331	59,836	310,495	518.9%
Total	31,276,573	20,813,882	10,462,691	50.3%

For the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, the increase in research and development expenses was primarily due to increases in (a) costs incurred in clinical trials and contract manufacturing as we continue to increase the scale of our trials and operations, (b) personnel costs as the Company continues to expand its research and development headcount, most notably in our Indianapolis manufacturing facility and the PIRI, and (c) depreciation and overhead primarily related to our Indianapolis manufacturing facility. This was partially offset by decreased costs associated with our licensing agreements and related sponsored research in connection with our product candidates both preclinical and clinical. For the three months ended June 30, 2023, the Company incurred approximately $11.2 million and $1.4 million of direct costs associated with its PNT2002 and PNT2003 programs, respectively. These figures exclude amounts for salaries and benefits, depreciation and overhead costs which are not allocated by program.

General and administrative
General and administrative expenses increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily in connection with increased headcount compared to the prior year period as the scale of our operations continues to increase.
Other Income (Expenses)
For the three months ended June 30, 2023 and 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments, partially offset by (b) a foreign exchange loss primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. The increase in the current period reflects the increase in investments primarily in connection with cash received in connection with equity financings and the Lantheus License Agreements.
Income Tax Benefit (Provision)
For the three months ended June 30, 2023, income tax benefit consists primarily of estimated research and development tax credits available for carryback. This is partially offset by taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company. For the three months ended June 30, 2022, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
Results of Operations - Six Months Ended June 30
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Revenue
Other revenue	14,323,120	—	14,323,120	100.0%
Total revenue	14,323,120	—	14,323,120	100.0%
Operating expenses:
Research and development	58,187,045	33,314,730	24,872,315	74.7%
General and administrative	10,098,532	7,888,343	2,210,189	28.0%
Total operating expenses	68,285,577	41,203,073	27,082,504	65.7%
Loss from operations	(53,962,457)	(41,203,073)	(12,759,384)	31.0%
Other income (expenses):
Investment income	11,099,967	557,673	10,542,294	1,890.4%
Foreign currency loss	(238,960)	(43,900)	(195,060)	444.3%
Total other income (expenses)	10,861,007	513,773	10,347,234	2,014.0%
Loss before income taxes	(43,101,450)	(40,689,300)	(2,412,150)	5.9%
Income tax benefit (provision)	1,159,940	(271,521)	1,431,461	527.2%
Net loss	(41,941,510)	(40,960,821)	(980,689)	2.4%
Research and Development
The following table summarizes the components of research and development expenses for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	18,173,278	13,015,747	5,157,531	39.6%
Salaries and benefits	14,491,043	8,051,246	6,439,797	80.0%
Contract manufacturing	15,422,020	6,083,741	9,338,279	153.5%
Depreciation and overhead	5,897,604	1,483,462	4,414,142	297.6%
Sponsored research & product licenses	3,536,390	4,555,325	(1,018,935)	(22.4)%
Regulatory consulting	666,710	125,209	541,501	432.5%
Total	58,187,045	33,314,730	24,872,315	74.7%

For the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, the increase in research and development expenses was due to the same or substantially same factors as noted above for the three months ended June 30, 2023. For the six months ended June 30, 2023, the Company incurred approximately $22.7 million and $2.6 million of direct costs associated with its PNT2002 and PNT2003 programs, respectively. These figures exclude amounts for salaries and benefits, depreciation and overhead costs which are not allocated by program.

General and administrative
General and administrative expenses increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, due to the same or substantially same factors as noted above for the three months ended June 30, 2023.
Other Income (Expenses)
For the six months ended June 30, 2023 and 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments, partially offset by (b) a foreign exchange loss primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. The increase in the current period reflects the same or substantially same factors as noted above for the three months ended June 30, 2023.
Income Tax Benefit (Provision)
For the six months ended June 30, 2023, income tax benefit consists primarily of estimated research and development tax credits available for carryback. This is partially offset by taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company. For the six months ended June 30, 2022, income tax expense consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
Liquidity and Capital Resources
Sources of Liquidity and Capital
Except for the upfront payment received pursuant to the Lantheus License Agreements, the Company has incurred significant net losses and funded operations primarily through equity financings. Operating losses and negative cash flows were incurred in the three and six months ended June 30, 2023 and are expected to be incurred in future periods. We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

Net losses totaled $25.4 million and $24.6 million for the three months ended June 30, 2023 and 2022 and $41.9 million and $41.0 million for the six months ended June 30, 2023 and 2022, respectively.
In connection with the 2022 Public Offering, on September 16, 2022, we issued 13,900,000 shares of Common Stock resulting in net proceeds of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3 (defined below) and on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock for net proceeds to the Company of approximately $13.4 million as a result of underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement. On December 22, 2022, we received $260.0 million in connection with the Lantheus License Agreements. We intend to use the net proceeds from these transactions to fulfill our obligations under the Lantheus License Agreements, for general corporate purposes, funding of development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, licensing of additional product candidates, and supporting our working capital needs.
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
•subject to receipt of regulatory approval, if any, the costs of commercialization activities for our product candidates, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
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
As of June 30, 2023, we had cash, cash equivalents and investments of approximately $434.8 million, which is anticipated to fund operations into 2026. We have based this estimate on current assumptions that may change or prove to be wrong, which would cause us to utilize our available capital resources sooner than we expect. In addition, our cash, cash equivalents and investments are subject to the economic pressures or uncertainties associated with local or global economic recessions, and ongoing geopolitical events. The failure of one or more of the financial institutions in which our cash, cash equivalents or investments are held, any resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by those financial institutions, could impact access to our cash, cash equivalents or investments and could adversely impact our operating liquidity and financial performance.
On July 11, 2022 the SEC declared effective our shelf registration statement on Form S-3 (the “S-3”) that allows the Company to offer and sell to the public up to $400.0 million of our Common Stock, preferred stock, debt securities, warrants to purchase our Common Stock, preferred stock or debt securities, subscription rights to purchase our Common Stock, preferred stock or debt securities and/or units consisting of some or all of these securities, from time to time in one or more offerings. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Also covered under the S-3 as part of the $400.0 million total amount is an at-the-market offering (“ATM”) of up to $150.0 million of our Common Stock pursuant to a distribution agreement with Piper Sandler & Co. No shares of Common Stock were issued in connection with the ATM as of June 30, 2023. Pursuant to the S-3 and in connection with the 2022 Public Offering, on September 16, 2022 we issued 13,900,000 shares of Common Stock at the price of $9.00 per share, or an aggregate of $125.1 million, resulting in net proceeds of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3, and on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock at a public offering price of $9.00 per share for net proceeds to the Company of approximately $13.4 million as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement.

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
Working Capital
Working capital is defined as current assets less current liabilities.
The following table summarizes our total working capital and current assets and liabilities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022	Change
(In U.S. dollars)	$	$	$	%
Current assets	432,375,303	530,822,730	(98,447,427)	(18.5)%
Current liabilities	41,155,794	79,738,440	(38,582,646)	(48.4)%
Total working capital	391,219,509	451,084,290	(59,864,781)	(13.3)%
The decrease in working capital as of June 30, 2023, primarily reflects cash used for (a) operating expenses, including, personnel costs and research and development costs as we advance our clinical trials and continue to expand our pipeline, and (b) capital expenditures for equipment and machinery used in our manufacturing facility in Indiana. This was partially offset by interest and other income earned on the Company's cash, cash equivalents and investments. The decrease in current liabilities primarily reflects the payment of income taxes during the six months ended June 30, 2023 of approximately $31.9 million, which had an equal and offsetting impact to current assets.
Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Net cash flows used in operating activities	(96,727,236)	(31,068,981)	(65,658,255)	211.3%
Net cash flows used in investing activities	(132,606,078)	(129,643,171)	(2,962,907)	2.3%
Net cash flows provided by financing activities	198,281	4,403	193,878	4403.3%
Net decrease in cash and cash equivalents	(229,135,033)	(160,707,749)	(68,427,284)	42.6%
Cash flows used in Operating Activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash used in operating activities increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a) continued advancement of our clinical trials and expansion of our pipeline, as described above and b) income taxes paid of approximately $31.9 million.
We believe that the net proceeds from the Lantheus License Agreements and the 2022 Public Offering, together with our available resources and existing cash and cash equivalents, are sufficient to fund our operating expenses and capital expenditure requirements into 2026.
Cash flows used in Investing Activities
For the six months ended June 30, 2023 and 2022, net cash used in investing activities totaled $132.6 million and $129.6 million, respectively. The increase in cash used in investing activities relates to (a) the Company's investment of its available cash resources into fixed income investments, (b) purchase of the Note Receivable from Ionetix-α and (c) increased capital expenditures for purchases in connection with our Indianapolis manufacturing facility.
Cash flows provided by Financing Activities
For the six months ended June 30, 2023 and 2022, net cash provided by financing activities totaled $198.3 thousand and $4 thousand, respectively, which consisted of the net proceeds received from the exercise of stock options and solely related to the six months ended June 30, 2023, was partially offset by payments made in connection with the Company's finance lease obligation.
Contractual Obligations and Other Commitments
The Company in the normal course of business enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 12 to the Q2 2023 Financial Statements.
For additional information related to our license agreements, please also see Note 12 to the Q2 2023 Financial Statements and Notes 14 and 15 to the 2022 Financial Statements.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our Q2 2023 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, for financial information and pursuant to the rules and regulations of the SEC.
The preparation of the Q2 2023 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Q2 2023 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Form 10-K except as below:

Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases ("ASC 842"). At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company has elected not to recognize leases with an original term of one year or less on the consolidated balance sheets. We have also elected to account for the lease and non-lease components as a combined lease component for our current lease portfolio. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Options to renew or early terminate a lease are included in the initial lease term of a lease when there is reasonable certainty that the option will be applied.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The Company's incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease in a similar economic environment.

Lease expense for operating leases is recognized on a straight-line basis over the lease term and included in operating expenses in the unaudited interim condensed consolidated statements of operations and comprehensive loss.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rate risk and foreign exchange risk. As of June 30, 2023, there were no material changes to our market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023 and 2022.
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
As of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. – RISK FACTORS
Factors that could cause our actual results to differ materially from those described in this Quarterly Report on Form 10-Q are any of the risks and uncertainties described in our 2022 Form 10-K. If any of these risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the 2022 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2023.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

ITEM 6. – EXHIBITS
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
10.1†
Facility Agreement dated as of February 2, 2023 and effective as of April 1, 2023 between University Health Network and POINT Biopharma Corp. (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the year ended March 31, 2023).

10.2*	Amendment No. 1 dated April 17, 2023 to Sublicense Agreement dated November 14, 2019 between POINT Theranostics Inc. and Scintomics GmbH.
10.3*#	Amendment No. 2 dated April 17, 2023 to Sublicense Agreement dated November 14, 2019 between POINT Theranostics Inc. and Scintomics GmbH.
10.4*‡	Employment Agreement dated May 3, 2023, by and between POINT Biopharma Corp. and Dr. Neil Fleshner.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
†    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
‡    Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINT BIOPHARMA GLOBAL INC.

Date: August 14, 2023

	By:	/s/Joe McCann
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)