Form 10-Q
period 2023-09-30
POINT Biopharma Global Inc.
filed 2023-11-13
CIK 1811764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Common Stock, par value $0.0001 per share – 106,569,231 shares outstanding as of November 8, 2023.

Introductory Note

On October 2, 2023, Eli Lilly and Company, an Indiana corporation (“Parent”), Yosemite Falls Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and POINT Biopharma Global Inc., a Delaware corporation (the “Company” or “POINT”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Merger Sub commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock, par value of $0.0001 per share (the “Shares”), at a price of $12.50 per share (the “Offer Price”), net to the stockholder in cash, without interest and less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Merger Agreement.

Consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (a) there shall have been validly tendered in the Offer (and not properly withdrawn) prior to the expiration of the Offer that number of Shares (excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”)) that, when added to the Shares then owned by Parent, Merger Sub or any subsidiary of Parent, would represent at least a majority of the Shares outstanding as of immediately following the consummation of the Offer, (b) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, the “HSR Act”), (c) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect (as defined in the Merger Agreement)), (d) the Company’s performance in all material respects of its obligations under the Merger Agreement, (e) consent by the U.S. Nuclear Regulatory Commission of the indirect transfer of control with respect to the Company and (f) the other conditions set forth in Exhibit A to the Merger Agreement. The consummation of the Offer and the Merger is not subject to a financing condition. For more information on the Offer and the Merger, refer to the Company's Current Report on Form 8-K filed October 3, 2023.

The Offer commenced on October 13, 2023. The Offer was initially scheduled to expire at one minute after 11:59 p.m., Eastern time, on November 9, 2023. On October 23, 2023, Parent and the Company filed their respective Premerger Notification and Report Forms pursuant to the HSR Act with the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice, initiating a 15-day waiting period. The 15-day waiting period under the HSR Act expired on November 7, 2023 at 11:59 p.m., Eastern time. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. On November 8, 2023, Parent extended the expiration of the Offer until 5:00 p.m., Eastern time, on November 16, 2023, unless further extended or earlier terminated in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC.

Following consummation of the Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In the Merger, each Share issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) that is not tendered and accepted pursuant to the Offer (other than the Shares owned by the Company or any subsidiary of the Company, Shares held by Parent, Merger Sub or any other subsidiary of Parent, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be canceled and converted into the right to receive the Offer Price in cash and without interest, less any applicable tax withholding. Prior to the Effective Time, each Company stock option that is then outstanding but not then vested or exercisable shall become immediately vested and exercisable in full. At the Effective Time, each Company stock option that has an exercise price less than the Offer Price will be canceled and converted into the right to receive, for each Share underlying such Company stock option, an amount in cash without interest equal to the difference between the Offer Price and the applicable per share exercise price, less any applicable tax withholding. At the Effective Time, each Company stock option that has an exercise price equal to or greater than the Offer Price will be canceled for no consideration. At the Effective Time, each Company performance stock unit will be canceled and converted into the right to receive, for each Share underlying such Company performance stock unit, an amount in cash without interest equal to the Offer Price, less any applicable tax withholding, which replacement cash award will vest and be payable at the same time as the Company performance stock unit would have vested pursuant to its terms.

In connection with the Merger Agreement, each of Joe A. McCann, Allan Charles Silber and Neil E. Fleshner (collectively, the “Supporting Stockholders”), in each case, in his capacity as a stockholder of the Company and who, collectively, beneficially own approximately 15% of the outstanding Shares, entered into a Tender and Support Agreement (together, the “Tender and Support Agreements”) with Parent and Merger Sub. The Tender and Support Agreements provide, among other things, that each of the Supporting Stockholders will tender all of the Shares held by such Supporting Stockholder, as applicable, in the Offer. The foregoing description of the Tender and Support Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Tender and Support Agreements, which were filed as Exhibits 99.1, 99.2 and 99.3 to our Current Report on Form 8-K filed on October 3, 2023.

The Offer and the Merger are subject to customary closing conditions and are expected to be completed near the end of 2023. The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 3, 2023.

Unless stated otherwise, any forward-looking information contained in this report does not take into account or give any effect to the consummation of the proposed Offer and Merger.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
POINT Biopharma Global Inc.
Interim Condensed Consolidated Balance Sheets
(In U.S. dollars)

	September 30, 2023
	(Unaudited)	December 31, 2022
	$	$
ASSETS
Current assets
Cash and cash equivalents	21,607,412	286,428,371
Short-term investments	317,555,936	238,783,470
Prepaid expenses and other current assets	9,901,729	5,610,889
Income taxes receivable	4,181,469	—
Total current assets	353,246,546	530,822,730

Non-current assets
Long-term investments	59,793,161	16,119,430
Note receivable	5,116,667	—
Property, plant and equipment, net	54,042,353	31,380,576
Operating lease right-of-use asset	5,505,693	—
Total non-current assets	124,457,874	47,500,006

Total assets	477,704,420	578,322,736

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	8,886,750	7,703,150
Accrued liabilities	14,529,354	19,094,454
Deferred revenue	12,586,443	23,242,290
Income taxes payable	736,729	29,698,546
Finance lease current liability	987,018	—
Operating lease current liability	939,983	—
Total current liabilities	38,666,277	79,738,440

Deferred revenue, net of current portion	3,720,881	10,178,147
Long-term income taxes payable	2,389,109	1,452,356
Finance lease liability, net of current portion	4,093,202	—
Operating lease liability, net of current portion	4,642,565	—
Total liabilities	53,512,034	91,368,943

Commitments and contingencies (Note 12)

Stockholders’ equity
Common Stock, par value $0.0001 per share, 430,000,000 authorized, 105,765,954 and 105,649,741 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10,576	10,565
Additional paid-in capital	453,319,762	448,391,574
(Accumulated deficit) Retained earnings	(27,707,358)	39,008,505
Accumulated other comprehensive loss	(1,430,594)	(456,851)
Total stockholders’ equity	424,192,386	486,953,793

Total liabilities and stockholders’ equity	477,704,420	578,322,736
See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Operations
(In U.S. dollars, except share amounts)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	$	$	$	$
Revenue
Service revenue	2,789,993	—	17,113,113	—
Total revenue	2,789,993	—	17,113,113	—

Operating expenses
Research and development	26,910,286	20,797,406	85,097,331	54,112,136
General and administrative	5,505,869	3,839,626	15,604,401	11,727,969
Total operating expenses	32,416,155	24,637,032	100,701,732	65,840,105
Loss from operations	(29,626,162)	(24,637,032)	(83,588,619)	(65,840,105)

Other income (expenses)
Investment income	5,617,736	1,048,254	16,717,703	1,605,927
Foreign currency gain (loss)	105,522	(243,791)	(133,438)	(287,691)
Total other income (expenses)	5,723,258	804,463	16,584,265	1,318,236

Loss before income taxes	(23,902,904)	(23,832,569)	(67,004,354)	(64,521,869)
Income tax (provision) benefit	(871,449)	(180,500)	288,491	(452,021)
Net loss	(24,774,353)	(24,013,069)	(66,715,863)	(64,973,890)

Net loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.23)	$(0.26)	$(0.63)	$(0.71)
Basic and diluted weighted average common shares outstanding	105,765,954	92,401,484	105,717,330	90,891,031
See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss
(In U.S. dollars)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	$	$	$	$
Net loss	(24,774,353)	(24,013,069)	(66,715,863)	(64,973,890)
Other comprehensive loss, net of tax
Net unrealized loss on available-for-sale debt securities	(361,611)	(266,320)	(973,743)	(608,698)
Total comprehensive loss	(25,135,964)	(24,279,389)	(67,689,606)	(65,582,588)

See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(In U.S. dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount
	#	$	$	$	$	$
Balance at December 31, 2022	105,649,741	10,565	448,391,574	39,008,505	(456,851)	486,953,793
Issuance of shares of Common Stock in connection with stock option exercises	32,936	3	145,861	—	—	145,864
Stock-based compensation	—	—	1,009,496	—	—	1,009,496
Net loss	—	—	—	(16,530,671)	—	(16,530,671)
Other comprehensive income, net of tax	—	—	—	—	201,294	201,294
Balance at March 31, 2023	105,682,677	10,568	449,546,931	22,477,834	(255,557)	471,779,776
Issuance of shares of Common Stock in connection with stock option exercises	83,277	8	186,050	—	—	186,058
Stock-based compensation	—	—	1,710,349	—	—	1,710,349
Net loss	—	—	—	(25,410,839)	—	(25,410,839)
Other comprehensive loss, net of tax	—	—	—	—	(813,426)	(813,426)
Balance at June 30, 2023	105,765,954	10,576	451,443,330	(2,933,005)	(1,068,983)	447,451,918
Stock-based compensation	—	—	1,876,432	—	—	1,876,432
Net loss	—	—	—	(24,774,353)	—	(24,774,353)
Other comprehensive loss, net of tax	—	—	—	—	(361,611)	(361,611)
Balance at September 30, 2023	105,765,954	10,576	453,319,762	(27,707,358)	(1,430,594)	424,192,386

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number	Amount
	#	$	$	$	$	$
Balance at December 31, 2021	90,121,794	9,012	314,488,782	(59,284,708)	—	255,213,086
Issuance of shares of Common Stock in connection with stock option exercises	678	—	942	—	—	942
Stock-based compensation	—	—	440,450	—	—	440,450
Net loss	—	—	—	(16,380,574)	—	(16,380,574)
Balance at March 31, 2022	90,122,472	9,012	314,930,174	(75,665,282)	—	239,273,904
Issuance of shares of Common Stock in connection with stock option exercises	2,490	—	3,461	—	—	3,461
Stock-based compensation	—	—	1,027,563	—	—	1,027,563
Net loss	—	—	—	(24,580,247)	—	(24,580,247)
Other comprehensive loss, net of tax	—	—	—	—	(342,378)	(342,378)
Balance at June 30, 2022	90,124,962	9,012	315,961,198	(100,245,529)	(342,378)	215,382,303
Issuance of shares of Common Stock, net of direct and incremental costs	13,900,000	1,390	116,854,772	—	—	116,856,162
Issuance of shares of Common Stock in connection with stock option exercises	30,000	3	41,697	—	—	41,700
Stock-based compensation	—	—	1,079,056	—	—	1,079,056
Net loss	—	—	—	(24,013,069)	—	(24,013,069)
Other comprehensive loss, net of tax	—	—	—	—	(266,320)	(266,320)
Balance at September 30, 2022	104,054,962	10,405	433,936,723	(124,258,598)	(608,698)	309,079,832
See accompanying notes to the unaudited interim condensed consolidated financial statements

POINT Biopharma Global Inc.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the nine months ended
	September 30, 2023	September 30, 2022
	$	$
Cash flows from operating activities
Net loss:	(66,715,863)	(64,973,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property, plant and equipment	2,186,253	980,995
Deferred and non-current income taxes	936,753	(65,592)
Stock-based compensation expense	4,596,277	2,547,069
Non-cash lease expense	196,772	—
Amortization of premiums (accretion of discounts) on investments, net	(9,457,635)	(435,238)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	709,160	318,586
Accounts payable	(1,060,594)	1,261,082
Accrued liabilities	(4,534,719)	6,926,449
Deferred revenue	(17,113,113)	—
Income taxes receivable and payable	(33,143,286)	110,745
Operating lease liabilities	(62,014)	—
Change in accrued interest and dividends within investments	(1,397,490)	(67,483)
Net cash used in operating activities	(124,859,499)	(53,397,277)

Cash flows from investing activities
Purchase of investments, net of sales and maturities	(117,757,923)	(165,841,488)
Purchase of property, plant and equipment	(17,249,510)	(10,696,365)
Purchase of note receivable	(5,000,000)	—
Net cash used in investing activities	(140,007,433)	(176,537,853)

Cash flows from financing activities
Issuance of shares of Common Stock in connection with stock option exercises	331,922	46,103
Payments on finance lease	(285,949)	—
Issuance of shares of Common Stock, net of direct and incremental costs paid	—	116,856,162
Net cash provided by financing activities	45,973	116,902,265

Net decrease in cash and cash equivalents	(264,820,959)	(113,032,865)
Cash and cash equivalents, beginning of period	286,428,371	238,815,991
Cash and cash equivalents, end of period	21,607,412	125,783,126

Supplemental disclosure of cash flow information:
Cash paid for income taxes	31,924,135	411,424
Non-cash investment activities:
Receivable for investment maturities	5,000,000	—
Purchase of property, plant and equipment recorded in accounts payable and accrued liabilities	3,623,314	1,142,278

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
COVID-19 Pandemic, macroeconomics and other geopolitical events
The Company is currently operating in a period of significant economic uncertainty, resulting from, among other things, the impact of the COVID-19 pandemic, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, the Israel-Palestine conflict and heightened tensions between China and Taiwan, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, rising inflation and interest rates, and uncertainty and liquidity concerns in the broader financial services industry, including those caused by certain recent banking failures.

The Company is continuing to monitor the development and potential impact of these global economic and geopolitical events on its business and unaudited interim condensed consolidated financial statements. To date, the Company has not experienced any material business disruptions or incurred any impairment losses in the carrying values of its assets as a result of these events and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these unaudited interim condensed consolidated financial statements. However, estimates and assumptions about future events and their effects cannot be determined with certainty, and therefore, require the exercise of judgment; as a result, the Company’s estimates may change as new events occur and additional information is obtained.
Risks and uncertainties
Except for the upfront payment received pursuant to the Lantheus License Agreements (as defined in Note 3 below), the Company has incurred significant net losses and has funded operations primarily through equity financings. Operating losses and negative cash flows were incurred in the nine months ended September 30, 2023 and are expected to continue to be incurred in future periods. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, regulatory approval of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the impact of macroeconomic disruptions, such as those arising from public health crisis or military conflicts and adverse developments affecting the financial services industry, the ability to secure additional capital to fund operations and commercial success of its product candidates. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
The Company also has a number of risks and uncertainties related to the Offer and Merger described in Note 16. These risks and uncertainties are described in more detail in Part II. Item 1A. “Risk Factors” starting on page 34.
Use of estimates
The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of expenses for the periods presented. Significant estimates and assumptions reflected in these unaudited interim condensed consolidated financial statements include, but are not limited to, the allocation of consideration and the recognition of revenues in respect of the performance obligations under the Lantheus License Agreements, the accrual of research and development expenses, incremental borrowing rates determined in connection with finance and operating lease obligations, the valuations of stock options, the expected recoverability of and the estimated useful lives of our long-lived assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experiences. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases ("ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company has elected not to recognize leases with an original term of one year or less in the consolidated balance sheets. The Company has also elected to account for the lease and non-lease components as a combined lease component for its current lease portfolio. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Options to renew or early terminate a lease are included in the initial lease term of a lease when there is reasonable certainty that the option will be applied.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The Company's incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease in a similar economic environment.

Lease expense for operating leases is recognized on a straight-line basis over the lease term and included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Recent accounting pronouncements
The Company has evaluated accounting pronouncements recently issued but not yet adopted and believes that the accounting pronouncements currently do not apply to the Company’s operations and are not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements or disclosures.
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

In December 2022, closing conditions for the Lantheus transaction, including antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, the "HSR Act"), were satisfied. POINT received a $250.0 million upfront payment under the PNT2002 Agreement and will receive an additional payment of up to $250.0 million upon U.S. regulatory approval. In addition, once certain return on investment financial thresholds have been achieved and other conditions satisfied, POINT will be eligible to receive royalties of 20% on all net sales (prior to which there is a period of sales in which the royalty may be based on only a portion of the gross profit), and contingent upon the satisfaction of certain net sales milestones, additional payments of up to $1.3 billion. POINT received a $10.0 million upfront payment under the PNT2003 Agreement, and will receive up to an additional $30.0 million upon U.S. regulatory approval. The PNT2003 Agreement also provides that POINT will receive royalties of 15% on net sales and, contingent upon the satisfaction of certain net sales milestones, an additional payment of up to $275.0 million.

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
For the licenses conveyed to Lantheus, the Company recognized revenue upon execution and regulatory approval of the Lantheus License Agreements. The Company concluded that the licenses represent that of functional intellectual property as each has significant standalone functionality and derives a substantial portion of its utility from that standalone functionality.
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
The following table presents the Company’s contract liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Deferred revenue
Deferred revenue, current	$12,586,443	$23,242,290
Deferred revenue, net of current portion	3,720,881	10,178,147
Total	$16,307,324	$33,420,437
At inception of the Lantheus License Agreements, deferred revenue of $34.8 million was recognized in connection with future performance. During the three and nine months ended September 30, 2023, the Company recognized $2.8 million and $17.1 million in revenue for services performed (three and nine months ended September 30, 2022 — $nil and $nil, respectively). The current portion of deferred revenue reflects the Company’s estimate of the revenue it expects to recognize within the next 12 months. The Company expects to recognize the remainder of the deferred revenue balance in subsequent periods through the year ending December 31, 2028. No contract assets were recognized in connection with the Lantheus License Agreements, including costs incurred in obtaining the agreements.

4. Cash, cash equivalents and investments
Cash, cash equivalents and investments consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Cash	$11,446,728	$12,429,627
Cash equivalents:
Money market funds	6,852,616	273,998,744
Commercial paper	3,308,068	—
Total cash and cash equivalents	21,607,412	286,428,371
Short-term investments
Commercial paper	107,567,350	115,156,455
Corporate bonds	93,787,733	45,219,042
U.S. Government agency debt securities	35,942,645	42,577,762
Asset backed securities	80,258,208	35,830,211
Total short-term investments	317,555,936	238,783,470
Long-term investments
U.S. Government agency debt securities	16,098,662	—
Asset backed securities	8,634,828	16,119,430
Corporate bonds	35,059,671	—
Total long-term investments	59,793,161	16,119,430
Total cash, cash equivalents and investments	$398,956,509	$541,331,271
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security as of September 30, 2023 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-current
Commercial paper	$107,597,155	$981	$(30,786)	$107,567,350	$107,567,350	$—
Corporate bonds	129,438,450	5,918	(596,964)	128,847,404	93,787,733	35,059,671
Asset backed securities	89,554,665	204	(661,833)	88,893,036	80,258,208	8,634,828
U.S. Government agency debt securities	52,186,023	—	(144,716)	52,041,307	35,942,645	16,098,662
Total available-for-sale securities	$378,776,293	$7,103	$(1,434,299)	$377,349,097	$317,555,936	$59,793,161

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by type of security as of December 31, 2022 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-current
Commercial paper	$115,156,455	$—	$—	$115,156,455	$115,156,455	$—
Asset backed securities	52,019,619	26,527	(96,505)	51,949,641	35,830,211	16,119,430
Corporate bonds	45,468,482	—	(249,440)	45,219,042	45,219,042	—
U.S. Government agency debt securities	42,715,195	—	(137,433)	42,577,762	42,577,762	—
Total available-for-sale securities	$255,359,751	$26,527	$(483,378)	$254,902,900	$238,783,470	$16,119,430

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of September 30, 2023:

	Amortized Cost	Fair Value
Due within one year	$318,607,866	$317,555,936
Due between one and five years	60,168,427	59,793,161
Total	$378,776,293	$377,349,097

The following table summarizes the fair value of available-for-sale investments based on stated contractual maturities as of December 31, 2022:

	Amortized Cost	Fair Value
Maturing within one year	$239,236,498	$238,783,470
Maturing between one and five years	16,123,253	16,119,430
Total	$255,359,751	$254,902,900

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

During the three and nine months ended September 30, 2023, we had $611 of realized gains on available-for-sale investments.
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

The following tables present information about the Company’s financial assets and liabilities as of September 30, 2023 and December 31, 2022, that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Level 1	Level 2	Level 3	Total
September 30, 2023
Cash equivalents:
Money market mutual fund	$6,852,616	$—	$—	$6,852,616
Commercial paper	—	3,308,068	—	3,308,068
Available-for-sale debt securities:
Commercial paper	—	107,567,350	—	107,567,350
Corporate bonds	—	128,847,404	—	128,847,404
Asset backed securities	—	88,893,036	—	88,893,036
U.S. Government agency debt securities	52,041,307	—	—	52,041,307
Total	$58,893,923	$328,615,858	$—	$387,509,781

	Level 1	Level 2	Level 3	Total
December 31, 2022
Cash equivalents:
Money market mutual fund	$273,998,744	$—	$—	$273,998,744
Commercial paper	—	—	—	—
Available-for-sale debt securities:
Commercial paper	—	115,156,455	—	115,156,455
Asset backed securities	—	51,949,641	—	51,949,641
Corporate bonds	—	45,219,042	—	45,219,042
U.S. Government agency debt securities	42,577,762	—	—	42,577,762
Total	$316,576,506	$212,325,138	$—	$528,901,644

Certain of our available-for-sale debt securities, including U.S. Government agency debt securities, are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

On May 7, 2023, POINT Biopharma Inc. entered into a Convertible Note Purchase Agreement (the "Convertible Note Agreement") with Ionetix Alpha Corporation ("Ionetix-α"), a subsidiary of IONETIX Corporation. On June 1, 2023, the Company purchased $5.0 million in unsecured promissory notes (the "Note Receivable") convertible into common stock of Ionetix-α at a conversion price that is calculated based on certain conditions as defined in the Convertible Note Agreement. Management assessed all features in the Convertible Note Agreement to determine embedded derivatives requiring bifurcation. In accordance with the Convertible Note Agreement, Ionetix-α has a voluntary redemption option, subject to certain terms and conditions, and may provide notice to the Company upon which the Company can elect to either redeem the Note Receivable at 150% of principal and interest outstanding or convert it into common stock of Ionetix-α. Management concluded that this put option meets the definition of a derivative and it is not clearly and closely related to the Note Receivable, thus requiring bifurcation from the host instrument and recognition at fair value. Further, management concluded the Note Receivable host instrument is to be classified as a loan receivable and therefore is measured at amortized cost but disclosure of fair value is required. Management determined the fair values of both the Note Receivable and the embedded derivative under Level 3 in the fair value hierarchy. Management concluded that the fair value of the Note Receivable as of September 30, 2023 approximated amortized cost and that the fair value of the embedded derivative was nil both at inception of the arrangement and on September 30, 2023. On September 29, 2023, POINT Biopharma Inc. entered into the Amendment of Convertible Note Purchase Agreement (the "Amendment"), whereby in connection with the Amendment, the Company and Ionetix-α agreed to accelerate the purchase of an additional $5.0 million of unsecured promissory notes subject to certain closing conditions. Those conditions were met and the additional purchase was made on October 2, 2023. See Note 16.

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2023. The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short maturities. There have been no transfers of assets or liabilities between the fair value measurement levels as of September 30, 2023.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2023	As of December 31, 2022
	$	$
Prepaid clinical trial expenses	2,812,270	4,011,419
Prepaid insurance	1,390,347	1,310,314
Receivable on matured short-term investment	5,000,000	—
Canadian harmonized sales tax receivable	206,326	60,222
Deposit on production equipment	—	13,738
Other	492,786	215,196
Total	9,901,729	5,610,889
7. Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2023	As of December 31, 2022
	$	$
Land and building	19,992,990	18,163,962
Machinery and equipment	11,241,336	5,328,639
Property, plant and equipment, in development	19,827,730	8,434,384
Facility lease (Note 9)	5,384,707	—
Furniture and fixtures	938,909	698,728
Computer equipment	237,963	149,892
	57,623,635	32,775,605
Less: Accumulated depreciation	(3,581,282)	(1,395,029)
Total	54,042,353	31,380,576

In July 2020, the Company purchased land and a building in Indianapolis, Indiana (which has been expanded to approximately 81,000 square feet) for the purpose of retrofitting the existing building into a state-of-the-art, Current Good Manufacturing Practices ("cGMP") compliant facility that will support the Company’s drug manufacturing operations. The Company commenced the manufacture of clinical supply in the Indianapolis manufacturing facility in January 2022. Construction continues on the facility to expand capacity.

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

Asset Category	Estimated Useful Life
Computer equipment	5 years
Machinery and equipment	7 years
Furniture and fixtures	7 years
Facility lease	7 years
Building	20 years
8. Accrued liabilities
Accrued liabilities consisted of the following:

	As of September 30, 2023	As of December 31, 2022
	$	$
Accrued personnel costs	5,663,218	7,116,382
Accrued research and development costs	7,766,189	9,645,594
Accrued corporate legal fees and other professional services	907,019	2,068,793
Accrued costs for purchases of property, plant and equipment	75,360	105,741
Other accrued costs	117,568	157,944
Total	14,529,354	19,094,454
9. Leases
Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate was not readily determinable in the Company’s current portfolio of leases, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of lease payments. The Company has not incurred any material short-term lease costs or variable lease costs associated with its finance and operating leases.
On February 2, 2023, POINT Biopharma Corp., entered into a Facility Agreement (the "UHN Agreement") with University Health Network (“UHN”), a not-for-profit corporation incorporated under the laws of Canada. Pursuant to the UHN Agreement, the Company was provided access to utilize a 7,700 square foot, licensed research and development space with cGMP manufacturing suites (the “Facility”), which the Company will use to develop and expand its pipeline of next-generation radioligands. The lease commencement date was determined to be April 1, 2023, the date upon which the Company was provided access to the Facility. The lease is accounted for as a finance lease in accordance with ASC 842 as one lease component for the facility, infrastructure and equipment, and the right-of-use asset has been included within property, plant and equipment. Management concluded the lease represents a finance lease on the basis that management believes the lease term covers the remaining economic life of the primary lease component. The initial term of the UHN Agreement will run for five years from the lease commencement date, with an option to renew for additional two-year terms thereafter, subject to certain conditions described in the UHN Agreement. Management included the first option to renew for two years as part of the lease term in determining the right-of-use asset and lease liability. The UHN Agreement does not transfer any title in the Facility to the Company. During the term, the Company shall be responsible for day-to-day management activities and decision-making regarding the Facility. General governance of the Facility will be exercised by the Company and UHN through a joint committee. The joint committee, which will meet quarterly, will have a minimum of six people and will be comprised of an equal number of members from each of the Company and UHN.
On March 10, 2023, the Company entered into a lease for an approximately 103,000 square foot facility in Indianapolis (the "Indianapolis Lease"). The lease commencement date was determined to be July 1, 2023, the date upon which the Company was provided access to the facility. The initial term of the lease will run for 121 months from the lease commencement date, with an option to renew for two ten-year terms thereafter, subject to certain conditions described in the Indianapolis Lease. Management did not include either option to renew as part of the lease term in determining the right-of-use asset and lease liability. Management has accounted for the lease as an operating lease as it believes that the lease term does not cover a substantial portion of the economic life of the primary lease component nor does the present value of the minimum lease payments exceed 90% of the fair value of the facility. The lease is recorded on the interim condensed consolidated balance sheet as an operating lease right-of-use asset with a related operating lease liability as of September 30, 2023. The agreement does not transfer any title in the property to the Company.
On April 12, 2023, the Company entered into an operating lease for laboratory space with a lease term of two years. The lease commencement date was determined to be April 15, 2023, the date upon which the Company was provided access to the laboratory space. The lease is recorded on the interim condensed consolidated balance sheet as an operating lease right-of-use asset with a related operating lease liability as of September 30, 2023. The agreement does not transfer any title in the laboratory space to the Company.

The components of lease expense are as follows:

For the nine months ended September 30, 2023
Operating lease expense	$303,215

Finance lease cost
Amortization of right-of-use asset	384,622
Interest on lease liability	196,027
Total finance lease cost	$580,649

As of September 30, 2022, there were no operating or finance leases recognized in the condensed consolidated financial statements.

Supplemental cash flow information related to leases is as follows:

For the nine months ended September 30, 2023
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$167,397
Operating cash flow use from finance lease	$196,027
Financing cash flow use from finance lease	$285,949

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,644,563
Finance lease	$5,384,707

The following table summarizes the weighted average remaining lease terms for the Company’s leases:

As of September 30, 2023
Weighted-average remaining lease term (in years):
Operating leases	9.2
Finance lease	6.5

Below is information on the weighted average discount rates used at the time that the leases were commenced:

As of September 30, 2023
Weighted-average discount rates:
Operating leases	7.8%
Finance lease	7.7%

The following table summarizes the future maturities of the Company's lease liabilities as of September 30, 2023:

	Operating Leases	Finance Lease
2023	$232,797	$246,755
2024	689,632	987,018
2025	797,739	987,018
2026	746,332	987,018
2027	768,722	987,018
Thereafter	4,732,515	2,220,793
Total lease payments	$7,967,737	$6,415,620
Less: imputed interest	(2,385,189)	(1,335,399)
Present value of lease liabilities	$5,582,548	$5,080,221
10. Stockholders’ equity
The Company is authorized to issue 430,000,000 shares of common stock, with a par value of $0.0001 per share ("Common Stock"), as well as 20,000,000 of shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”).
During the three months ended September 30, 2023, there were no issuances of Common Stock. During the nine months ended September 30, 2023, the Company issued (i) 86,585 shares of Common Stock in connection with the exercise of stock options granted to non-employee consultants, resulting in total cash proceeds of $120,353 and (ii) 29,628 shares of Common Stock in connection with the exercise of stock options granted to employees and directors, resulting in total cash proceeds of $211,569.

During the three months ended September 30, 2022, the Company issued (a) 13,900,000 shares of Common Stock in connection with an underwritten public share offering at the price of $9.00 per share pursuant to a registration statement on Form S-3 previously filed and declared effective by the Securities and Exchange Commission, resulting in total gross proceeds of $125.1 million (excluding approximately $8.2 million of issuance costs) and (b) 30,000 shares of Common Stock in connection with the exercise of stock options issued to a non-employee consultant, resulting in total cash proceeds of $41,700. During the nine months ended September 30, 2022, the Company issued 13,933,168 shares of Common Stock, including the 13,930,000 shares of Common Stock discussed above, as well as 3,168 shares of Common Stock in connection with the exercise of stock options issued to non-employee consultants, resulting in total cash proceeds of $4,403.
As of September 30, 2023, the total number of issued and outstanding shares of Common Stock was 105,765,954 (December 31, 2022 — 105,649,741). As of September 30, 2023, there were no issued and outstanding shares of Preferred Stock (December 31, 2022 — $nil).
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of Common Stock are entitled to receive dividends, if any, as may be declared by the Company’s board of directors (the “Board”). During the three and nine months ended September 30, 2023, no cash dividends were declared or paid by the Company (September 30, 2022 — $nil).
The Board has the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law ("DGCL"). During the nine months ended September 30, 2023, no shares of Preferred Stock were issued by the Company.
11. Stock-based compensation
In March 2020, the board of directors of POINT Biopharma Inc. approved the 2020 Equity Incentive Plan (the “2020 EIP”). The 2020 EIP provided for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards to employees, directors, and consultants of POINT Biopharma Inc. Effective as of June 30, 2021, the Board adopted the POINT Biopharma Global Inc. 2021 Equity Incentive Plan (the “2021 EIP”) to replace the 2020 EIP and allow the Company to grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company. The Company assumed the outstanding equity awards under the 2020 EIP, but no further grants may be made under the 2020 EIP. The 2021 EIP provides that the number of shares reserved and available for issuance under the 2021 EIP will automatically increase each January 1, beginning on January 1, 2022, by 4% of the number of outstanding shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Board. As of January 1, 2023, the number of shares of Common Stock available under the 2021 EIP increased by 4,225,990 for a total of 9,049,548 shares of Common Stock authorized for issuance under the 2021 EIP as of September 30, 2023.
Stock options
The Company recorded $666,368 and $1,797,759 to research and development expenses and $1,210,064 and $2,798,518 to general and administrative expenses for stock-based compensation for the three and nine months ended September 30, 2023, respectively (September 30, 2022 — $476,481 and $1,220,426 to research and development expenses and $602,575 and $1,326,643 to general and administrative expenses for the three and nine months ended, respectively). The Company did not recognize a tax benefit related to stock-based compensation expense during the three and nine months ended September 30, 2023 as well as during the three and nine months ended September 30, 2022, as the Company had net operating loss carryforwards and recorded a valuation allowance against the deferred tax asset.
The following table summarizes the activity relating to the Company’s stock options.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	5,592,173	5.85
Granted	3,294,071	7.09
Exercised	(116,213)	2.86
Forfeited	(176,942)	7.23
Expired	(15,510)	8.29
Outstanding as of September 30, 2023	8,577,579	6.33	4.4
Vested and expected to vest as of September 30, 2023	8,577,579	6.33	4.4
Options exercisable as of September 30, 2023	2,985,114	5.19	3.7
During the three months ended September 30, 2023, 150,000 stock options were granted to an employee of the Company, with a weighted average grant date fair value of $4.57 per share. During the nine months ended September 30, 2023, 3,294,071 stock options were granted, including the 150,000 stock options discussed above as well as 3,144,071 stock options granted to employees and directors of the Company, with a weighted average grant date fair value of $3.85 per share. The vesting terms of the options granted to employees of the Company are such that 25% of the options vest on the one-year anniversary of the date of grant and the remaining 75% of such stock options vest in three equal annual installments thereafter. The vesting terms of the options granted to directors of the Company are such that they vest on the one-year anniversary of the date of grant.

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

The following table presents the assumptions used in the Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options granted:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Risk-free interest rate	4.47%	—	3.71% - 4.47%	1.24% - 3.13%
Expected term (in years)	4.25	—	3.50 - 4.25	4.25
Expected volatility	66%	—%	66% - 68%	72% - 75%
Expected dividend yield	—%	—%	—%	—%
During the three months ended September 30, 2023, there were no stock option exercises. During the nine months ended September 30, 2023, non-employee consultants of the Company exercised 86,585 stock options with an intrinsic value of $700,217, and employees and directors of the Company exercised 29,628 stock options with an intrinsic value of $38,300, for total cash proceeds to the Company of $331,922.
During the three and nine months ended September 30, 2022, non-employee consultants of the Company exercised 30,000 and 33,168 stock options with intrinsic values of $238,300 and $257,601, respectively. The exercises resulted in cash proceeds to the Company of $41,700 and $46,103, respectively.
As of September 30, 2023, the unrecognized stock-based compensation expense related to unvested stock options was $17,944,644 and the estimated weighted average remaining vesting period was 2.9 years.
Performance Share Units
During the year ended December 31, 2022, 146,044 performance share units ("PSUs") were granted to employees of the Company, with a grant date fair value of $6.61 per unit based on the closing share price of the Company's Common Stock on the date of grant. The vesting terms of these PSUs are such that 100% vest upon the regulatory approval of PNT2002 by the FDA. During the three and nine months ended September 30, 2023, the Company did not record any stock-based compensation expense related to these PSUs on the basis that they cannot be considered probable to vest as the regulatory approval requirement is outside the control of the Company and the clinical trial remains ongoing.
12. Commitments and contingencies
Indianapolis facility commitments
The Company is party to certain agreements for the continuing expansion of the manufacturing capabilities of the Indianapolis facility (see Note 7). Effective in the second quarter of 2022, the Company entered into an agreement for the design and build of a commercial manufacturing line. As of September 30, 2023, the Company is committed to aggregate future payments of approximately $22.5 million in connection with these agreements. During the three and nine months ended September 30, 2023, approximately $5.2 million and $15.5 million, respectively, has been recorded within property, plant and equipment in connection with these agreements (three and nine months ended September 30, 2022 — approximately $3.7 million and $7.7 million, respectively).
Clinical trial and commercial commitments
The Company, in the normal course of business, enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain products and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. As at September 30, 2023, aggregate remaining minimum commitments amount to approximately $5.4 million with payments ranging from three to eight years or upon completion of the clinical trial, if earlier. The Company recorded research and development expenses in connection with these agreements of approximately $3.1 million and $14.4 million during the three and nine months ended September 30, 2023, respectively (three and nine months ended September 30, 2022 — $3.8 million and $8.1 million, respectively).
The Company also has supply agreements with third parties to purchase certain products for use in the Company’s full scale production process. The Company is committed to purchase a minimum quantity of products in the amount of approximately $109.2 million ($148.3 million CAD) with payments ranging from two to nine years. The purchase commitments are contingent upon the completion of certain milestones by the third-party suppliers. During the three and nine months ended September 30, 2023 and September 30, 2022, the Company did not record any research and development expenses in connection with this agreement.

On May 10, 2023, the Company entered into an Irradiation Services Agreement (the "Irradiation Agreement") which expands the Company's reactor network. Pursuant to the Irradiation Agreement, the Company will receive irradiation services to irradiate ytterbium-176 (“176Yb”) and has minimum purchase commitments of approximately $32.4 million over the ten-year contract term. During the three and nine months ended September 30, 2023, the Company did not record any research and development expenses in connection with this agreement.

On September 25, 2023, the Company entered into a Supply Agreement (the "Supply Agreement") for the supply of carrier-free lutetium-177 (n.c.a.177Lu). The Supply Agreement has a term of ten years and has minimum purchase commitments of approximately $107.4 million (€101.8 million) subject to certain conditions in the Supply Agreement, including the successful validation of the supplier-produced 177Lu with the intended compounds. The Company recorded research and development expenses in connection with this agreement of approximately $0.2 million and $0.2 million during the three and nine months ended September 30, 2023, respectively.
The Company also has an agreement with a third party to provide certain services in connection with the Company’s SPLASH clinical phase study. The agreement expires on the date of the completion or termination of the clinical trial. As of September 30, 2023, the remaining minimum purchase commitment under this agreement is approximately $23.7 million with payments that range from one to five years. The Company recorded research and development expenses in connection with this agreement of approximately $3.5 million and $14.6 million during the three and nine months ended September 30, 2023, respectively (three and nine months ended September 30, 2022 — $6.5 million and $15.4 million, respectively).
License agreements
The Company, in the normal course of business, enters into license and sublicense agreements in connection with its clinical trials and product development. For additional details about the Company’s license agreements, see Note 15 to the 2022 Financial Statements.
On April 17, 2023, POINT Biopharma Inc. entered into first and second amendments (the "Amendments") to that certain Sublicense Agreement, dated November 14, 2019, between POINT Biopharma Inc. and Scintomics GmbH ("Scintomics"). Pursuant to the Amendments, the exclusive, sublicensable, license was expanded to include all geographies worldwide and the Company has increased flexibility in connection with sublicense arrangements.
On September 11, 2023, POINT Biopharma Inc. entered into a collaboration and license agreement between POINT Biopharma Inc. and Athebio AG ("Athebio") (the "Athebio Agreement"). Pursuant to the Agreement, the Company is granted exclusive access to Athebio's intellectual property and capabilities in the designed ankyrin repeat proteins ("DARPins") development. The Company recorded research and development expenses in connection with this agreement of $1.0 million during the three and nine months ended September 30, 2023. In addition, in connection with the Athebio agreement, the Company is committed to enter into a stock purchase agreement by which the Company will invest a total of $5.0 million subject to certain conditions and milestones set forth in the Athebio Agreement.

The Company recorded aggregate research and development expenses in connection with its license agreements of approximately $1.5 million and $5.0 million during the three and nine months ended September 30, 2023, respectively (three and nine months ended September 30, 2022 — $0.8 million and $5.3 million, respectively).
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

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net loss	$24,774,353	$24,013,069	$66,715,863	$64,973,890
Weighted-average common shares outstanding-basic and diluted	105,765,954	92,401,484	105,717,330	90,891,031
Net loss per share-basic and diluted	$0.23	$0.26	$0.63	$0.71
The Company’s potentially dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The Company's PSU's are considered contingently issuable shares for the purpose of the computation of loss per share and have been excluded on the basis that as of September 30, 2023, the performance condition for vesting had not been achieved. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to the holders of Common Stock is the same.
14. Income Taxes
The Company calculates its interim tax provision at the end of each interim period and estimates the annual effective tax rate, which is applied to its ordinary quarterly earnings. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
The Company has operations in both the United States and Canada, and as such it is subject to tax in both countries. The income tax expense for the three months ended September 30, 2023 and September 30, 2022 was $871,449 and $180,500, respectively and the income tax benefit and expense for the nine months ended September 30, 2023 and September 30, 2022 was $288,491 and $452,021, respectively. The income tax amounts for the three and nine months ended September 30, 2023, include tax benefits related to research and development tax credits partially offset by current federal, state, and Canadian income tax adjustments. The three months ended September 30, 2023 also includes prior year current income tax adjustments in the United States jurisdictions. The income tax expense for the three and nine months ended September 30, 2022, consists of current taxes in Canada.
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
As of September 30, 2023, the Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.
15. Related party transactions
The Company recognized expenses in connection with related party transactions in the unaudited interim condensed consolidated statements of operations as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Consulting fees on business activities to Board member	$90,161	$90,040	$296,072	$259,132
Reimbursement to Board member for occupancy costs	18,219	17,395	53,532	53,071
Total	$108,380	$107,435	$349,604	$312,203
Transactions with related parties are in the normal course of operations and have been measured at their agreed upon exchange amount.
During the three and nine-month periods ended September 30, 2023 and 2022, the Company received consulting services for research and development from a Board member. As of September 30, 2023, $43,859 is recorded within accrued liabilities in relation to this consulting arrangement.
The Company currently has a lease arrangement in place with a Board member for the use of office space. The arrangement does not have a defined contractual lease term and is payable monthly. The Company has applied the short-term lease exemption under ASC 842 to this arrangement and is recording the lease payments of approximately $6,000 monthly as rent expense.
16. Subsequent events
Ionetix Amendment of Convertible Note Purchase Agreement

On September 29, 2023, POINT Biopharma Inc. entered into the Amendment, whereby on October 2, 2023 the Company purchased an additional $5.0 million of unsecured promissory notes from Ionetix-α. In connection with the Convertible Note Agreement, this additional purchase was originally scheduled for six months from the initial purchase date of June 1, 2023. See Note 5.
Merger Agreement
As previously announced, on October 2, 2023, Eli Lilly and Company, an Indiana corporation (“Parent”), Yosemite Falls Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). Merger Sub commenced the cash tender offer (the “Offer”) to purchase all of the outstanding shares of Common Stock (the “Shares”), at a price of $12.50 per share, net to the stockholder in cash, without interest and less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Merger Agreement. The Offer commenced on October 13, 2023 and was initially scheduled to expire at one minute after 11:59 p.m., Eastern time, on November 9, 2023. On November 8, 2023, Parent extended the expiration of the Offer until 5:00 p.m., Eastern Time, on November 16, 2023, unless further extended or earlier terminated in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC.

Consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (a) there shall have been validly tendered in the Offer (and not properly withdrawn) prior to the expiration of the Offer that number of Shares (excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the DGCL) that, when added to the Shares then owned by Parent, Merger Sub or any subsidiary of Parent, would represent at least a majority of the Shares outstanding as of immediately following the consummation of the Offer, (b) the expiration or termination of the waiting period under the HSR Act, (c) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect (as defined in the Merger Agreement)), (d) the Company’s performance in all material respects of its obligations under the Merger Agreement, (e) consent by the U.S. Nuclear Regulatory Commission of the indirect transfer of control with respect to the Company and (f) the other conditions set forth in Exhibit A to the Merger Agreement. On October 23, 2023, Parent and the Company filed their respective Premerger Notification and Report Forms pursuant to the HSR Act with the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”), initiating a 15-day waiting period. The 15-day waiting period under the HSR Act expired on November 7, 2023 at 11:59 p.m., Eastern Time. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. The Company could be required to pay the Parent a termination fee of approximately $54.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The consummation of the Offer and the Merger is not subject to a financing condition. For more information on the Offer and the Merger, refer to the Company's Current Report on Form 8-K filed October 3, 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2023 (the “Q3 2023 Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the periods ended December 31, 2022 and 2021 (the “2022 Financial Statements”) contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 27, 2023 (the "2022 Form 10-K"). Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions (including the negative of any of the foregoing) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but not limited to, the following:

•risks to the Company with respect to the Offer and the Merger, including: (a) uncertainties as to the timing of the Offer and the Merger, or that the closing of the proposed Merger will not occur including in circumstances which would require the Company to pay the termination fee or other expenses; (b) uncertainties as to how many of POINT’s stockholders will tender their shares in the Offer; (c) the possibility that competing offers will be made; (d) the possibility that various closing conditions for the proposed transactions may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transactions; (e) stockholder litigation that has or may be filed in connection with the proposed Merger, which may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; (f) the effects of the proposed transactions on relationships with employees, other business partners or governmental entities; (g) unanticipated difficulties or expenditures relating to the Merger; and (h) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger;
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
•the effect of the COVID-19 pandemic, the Russo-Ukrainian conflict, Taiwan and China tensions, Israel-Palestine conflict and/or bank failures on the foregoing; and
•other factors detailed under the section entitled “Risk Factors” in the 2022 Form 10-K.

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the 2022 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak, the Russo-Ukrainian conflict, the Israel-Palestine conflict and/or adverse developments affecting the financial services industry and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, which speak only as of the date made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

Our team brings decades of combined experience in radioligand clinical development and manufacturing. In a space where manufacturing is often overlooked, the Company has unique capabilities. In addition to our Center of Radioligand Excellence (CORE), a commercial-scale radioligand production campus in Indianapolis, Indiana, we also operate the POINT Institute for Radioligand Innovation (PIRI) in Toronto, Ontario, a state of the art Current Good Manufacturing Practices ("cGMP") R&D center focused on bringing novel programs from discovery to the clinic. Furthermore, management has leveraged their prior relationships to assemble resilient radioisotope supply chains, which even includes processing our own no-carrier-added ("n.c.a") 177Lu isotope in-house.

Our predecessor was incorporated on September 18, 2019 as POINT Theranostics Inc. under the DGCL and subsequently amended its name to “POINT Biopharma Inc.” on November 22, 2019. POINT Biopharma Inc. became a wholly-owned subsidiary of POINT Biopharma Global Inc. pursuant to a merger on June 30, 2021.

Merger Agreement

As previously announced, on October 2, 2023, Parent, Merger Sub, and the Company entered into the Merger Agreement. Merger Sub commenced the Offer to purchase all of the Shares, at the Offer Price, net to the stockholder in cash, without interest and less any applicable withholding taxes and on the terms, upon the terms and subject to the conditions set forth in the Merger Agreement. The Offer commenced on October 13, 2023 and was initially scheduled to expire at one minute after 11:59 p.m., Eastern time, on November 9, 2023. On November 8, 2023, Parent extended the expiration of the Offer until 5:00 pm, Eastern Time, on November 16, 2023, unless further extended or earlier terminated in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC.

Consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (a) there shall have been validly tendered in the Offer (and not properly withdrawn) prior to the expiration of the Offer that number of Shares (excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the DGCL) that, when added to the Shares then owned by Parent, Merger Sub or any subsidiary of Parent, would represent at least a majority of the Shares outstanding as of immediately following the consummation of the Offer, (b) the expiration or termination of the waiting period under the HSR Act, (c) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect (as defined in the Merger Agreement)), (d) the Company’s performance in all material respects of its obligations under the Merger Agreement, (e) consent by the U.S. Nuclear Regulatory Commission of the indirect transfer of control with respect to the Company and (f) the other conditions set forth in Exhibit A to the Merger Agreement. The consummation of the Offer and the Merger is not subject to a financing condition. On October 23, 2023, Parent and the Company filed their respective Premerger Notification and Report Forms pursuant to the HSR Act with the FTC and the Antitrust Division, initiating a 15-day waiting period. The 15-day waiting period under the HSR Act expired on November 7, 2023 at 11:59 p.m., Eastern time. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. For more information on the Offer and the Merger, refer to the Company's Current Report on Form 8-K filed October 3, 2023.

Recent Developments
PNT2002: 177Lu-based PSMA-targeted radiopharmaceutical

Enrollment in PNT2002's phase 3 SPLASH trial (NCT04647526) is complete and topline data is expected in the fourth quarter of 2023.

PNT2004: Fibroblast activation protein-alpha (FAP-alpha) inhibitor

The PNT2004 program leverages the D-ala-boroPro FAP targeting warhead, which is a potent and selective FAP inhibitor. PNT6555 is the current clinical lead in the PNT2004 program.

The phase 1 FRONTIER trial (NCT05432193) utilizing 68Ga/177Lu-labelled PNT6555 closed enrollment after the dosing of cohort 3 (12 GBq) in October. There are no plans for expansion of the third cohort, and there were no dose limiting toxicities. Analysis of the dosimetry and clinical data from the FRONTIER trial is underway and includes pancreatic ductal adenocarcinoma, colorectal cancer, cholangiocarcinoma, and esophageal cancer subjects.

Presentation of data from the FRONTIER study is anticipated in the first half of 2024, and based on initial promising data we expect to advance at least one 2nd-generation D-ala-boroPro-based lead into the clinic next year.

PNT2001: 225Ac-labelled next-generation PSMA-targeted radiopharmaceutical

For the phase 1 portion of ACCEL, the first-in-human phase 1/2 clinical trial for PNT2001's actinium-225 program, we expect the first patient dosed in this trial to be in the first quarter of 2024. The trial was designed to enable the parallel exploration of PNT2001 in two populations: patients with later-stage mCRPC and patients with earlier-stage BCR or PSMA-positive oligorecurrent disease.

Manufacturing & Supply Chain Updates

In July 2023, we announced an expanded agreement with ITM Isotope Technologies Munich SE (ITM), which broadens the supply of ITM’s no-carrier-added lutetium-177 (n.c.a. 177Lu) to POINT to enable its usage in the clinical and potential future commercial development of the 177Lu-based molecules in POINT’s development pipeline.

In September 2023, we signed a supply agreement with Eckert & Ziegler AG for no-carrier-added lutetium-177 (n.c.a. 177Lu).

Discovery Updates

In September 2023, we announced a collaboration and license agreement to develop and commercialize DARPin-targeted radioligands (“Radio-DARPins”). The collaboration gives POINT exclusive access to Athebio’s intellectual property and capabilities in DARPin development in the radioligand therapy field. Together, the parties will collaborate in discovery, candidate selection and preclinical development of Athebody® DARPins for use as Radio-DARPin drug entities. POINT will be solely responsible for the clinical development and commercialization of Radio-DARPins translated from the discovery collaboration.

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
If we obtain regulatory approval for one or more of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing, and distribution activities, either alone or in collaboration with others. Prior to the Lantheus License Agreements, the Company had incurred significant net losses and had funded operations primarily through equity financings. Operating losses and negative cash flows were incurred during the three and nine months ended September 30, 2023 and are expected to be incurred in the future.
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

The Company also has a number of risks and uncertainties related to the Offer and Merger described under “- Merger Agreement” above. These risks and uncertainties are described in more detail in Part II. Item 1A. “Risk Factors” starting on page 34.
COVID-19 Pandemic, macroeconomic and other geopolitical events
The Company is currently operating in a period of significant economic uncertainty, resulting from, among other things, the impact of the COVID-19 pandemic, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, the Israel-Palestine conflict and heightened tensions between China and Taiwan, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, rising inflation and interest rates, and uncertainty and liquidity concerns in the broader financial services industry, including those caused by certain recent banking failures.

We are continuing to monitor the development and potential impact of these global economic and geopolitical events on our business and financial results. To date, we have not experienced any material business disruptions or incurred any impairment losses in the carrying values of our assets as a result of these events and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the Q3 2023 Financial Statements. However, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment; as a result, our estimates may change as new events occur and additional information is obtained.
Components of Operating Results
See Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Components of Operating Results” in our 2022 Form 10-K, for a discussion of the nature of our operating expense line items within our accompanying unaudited interim condensed consolidated statements of operations.
Results of Operations - Three Months Ended September 30
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Revenue
Service revenue	2,789,993	—	2,789,993	100.0%
Total revenue	2,789,993	—	2,789,993	100.0%
Operating expenses:
Research and development	26,910,286	20,797,406	6,112,880	29.4%
General and administrative	5,505,869	3,839,626	1,666,243	43.4%
Total operating expenses	32,416,155	24,637,032	7,779,123	31.6%
Loss from operations	(29,626,162)	(24,637,032)	(4,989,130)	20.3%
Other income (expenses):
Investment income	5,617,736	1,048,254	4,569,482	435.9%
Foreign currency gain (loss)	105,522	(243,791)	349,313	(143.3)%
Total other income (expenses)	5,723,258	804,463	4,918,795	611.4%
Loss before income taxes	(23,902,904)	(23,832,569)	(70,335)	0.3%
Income tax provision	(871,449)	(180,500)	(690,949)	(382.8)%
Net loss	(24,774,353)	(24,013,069)	(761,284)	3.2%
Service Revenue
The Company recognized $2.8 million in revenue for services performed in connection with the Lantheus License Agreements for the three months ended September 30, 2023 (three months ended September 30, 2022 — $0).

Research and Development
The following table summarizes the components of research and development expenses for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	6,314,574	9,956,461	(3,641,887)	(36.6)%
Salaries and benefits	8,186,525	5,033,778	3,152,747	62.6%
Contract manufacturing	7,150,118	3,579,255	3,570,863	99.8%
Depreciation and overhead	3,505,030	1,364,368	2,140,662	156.9%
Sponsored research & product licenses	1,500,000	750,000	750,000	100.0%
Regulatory consulting	254,039	113,544	140,495	123.7%
Total	26,910,286	20,797,406	6,112,880	29.4%

For the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, the increase in research and development expenses was primarily due to increases in (a) personnel costs as the Company continues to expand its research and development headcount, most notably in our Indianapolis manufacturing facility and the PIRI, (b) costs incurred for contract manufacturing across all of our programs, (c) depreciation and overhead primarily related to our Indianapolis manufacturing facility and (d) our licensing agreements and related sponsored research in connection with our product candidates both preclinical and clinical including an incremental $1 million incurred in connection with the Athebio Agreement. This was partially offset by decreased clinical trial costs as our phase SPLASH trial costs have started to decline as we prepare to provide top line data in the fourth quarter of 2023. For the three months ended September 30, 2023, the Company incurred approximately $8.2 million and $0.5 million of direct costs associated with its PNT2002 and PNT2003 programs, respectively. These figures exclude amounts for salaries and benefits, depreciation and overhead costs which are not allocated by program.

General and administrative
General and administrative expenses increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily in connection with increased headcount and personnel costs compared to the prior year period as well as increased consulting and professional fees as the scale of our operations continues to increase.
Other Income (Expenses)
For the three months ended September 30, 2023 and 2022, other income (expenses) consist mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments and (b) foreign exchange gains and losses primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. The increase in interest and other income in the current period reflects the increase in short and long-term investments primarily in connection with cash received in connection with equity financings and the Lantheus License Agreements.
Income Tax Provision
For the three months ended September 30, 2023, the increase in the income tax provision consists primarily of a) prior year current income tax adjustments in connection with the application of emerging guidance surrounding the section 174 rules around the capitalization of research and development expenses and b) taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company. This is partially offset by estimated research and development tax credits available for carryback.

Results of Operations - Nine Months Ended September 30
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Revenue
Service revenue	17,113,113	—	17,113,113	100.0%
Total revenue	17,113,113	—	17,113,113	100.0%
Operating expenses:
Research and development	85,097,331	54,112,136	30,985,195	57.3%
General and administrative	15,604,401	11,727,969	3,876,432	33.1%
Total operating expenses	100,701,732	65,840,105	34,861,627	52.9%
Loss from operations	(83,588,619)	(65,840,105)	(17,748,514)	27.0%
Other income (expenses):
Investment income	16,717,703	1,605,927	15,111,776	941.0%
Foreign currency loss	(133,438)	(287,691)	154,253	(53.6)%
Total other income (expenses)	16,584,265	1,318,236	15,266,029	1,158.1%
Loss before income taxes	(67,004,354)	(64,521,869)	(2,482,485)	3.8%
Income tax benefit (provision)	288,491	(452,021)	740,512	163.8%
Net loss	(66,715,863)	(64,973,890)	(1,741,973)	2.7%
Service Revenue
The Company recognized $17.1 million in revenue for services performed in connection with the Lantheus License Agreements for the nine months ended September 30, 2023 (nine months ended September 30, 2022 — $0).
Research and Development
The following table summarizes the components of research and development expenses for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Clinical trials	24,487,852	22,972,208	1,515,644	6.6%
Salaries and benefits	22,677,568	13,085,024	9,592,544	73.3%
Contract manufacturing	22,572,138	9,662,996	12,909,142	133.6%
Depreciation and overhead	9,402,634	2,847,830	6,554,804	230.2%
Sponsored research & product licenses	5,036,390	5,305,325	(268,935)	(5.1)%
Regulatory consulting	920,749	238,753	681,996	285.6%
Total	85,097,331	54,112,136	30,985,195	57.3%

For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, the increase in research and development expenses was due to the same or substantially the same factors as noted above for the three months ended September 30, 2023 with the exception that clinical trial costs increased during the nine month period primarily in connection with randomization phase of the phase 3 SPLASH trial. For the nine months ended September 30, 2023, the Company incurred approximately $31.1 million and $3.2 million of direct costs associated with its PNT2002 and

PNT2003 programs, respectively. These figures exclude amounts for salaries and benefits, depreciation and overhead costs which are not allocated by program.

General and administrative
General and administrative expenses increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to the same or substantially the same factors as noted above for the three months ended September 30, 2023.
Other Income (Expenses)
For the nine months ended September 30, 2023 and 2022, other income (expenses) consists mainly of (a) interest and other income earned on the Company's cash, cash equivalents and investments and (b) foreign exchange gains and losses primarily associated with foreign currency transactions occurring within the Company’s Canadian subsidiary. The increase in the current period reflects the same or substantially the same factors as noted above for the three months ended September 30, 2023.
Income Tax Benefit (Provision)
For the nine months ended September 30, 2023, the Company recorded income tax benefit compared with an income tax provision recorded for the nine months ended September 30, 2022. The recognition of an income tax benefit in the quarter was primarily the result of estimated research and development tax credits available for carryback. This is partially offset by a) prior year current income tax adjustments in connection with the application of emerging guidance surrounding the section 174 rules around the capitalization of research and development expenses and b) taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company. The income tax provision in the prior year period consisted primarily of taxes owing in Canada in relation to taxable income generated through management and research and development services performed by the Canadian subsidiary of the Company.
Liquidity and Capital Resources
Merger Agreement Impact on Liquidity

The Company expects to complete the Merger near the end of 2023, however, consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger. The Company is unable to fully predict the impact that the timing, completion, or termination of the Merger will have on its liquidity, financial condition and results of operations due to numerous uncertainties.

Sources of Liquidity and Capital

Except for the upfront payment received pursuant to the Lantheus License Agreements, the Company has incurred significant net losses and funded operations primarily through equity financings. Operating losses and negative cash flows were incurred in the nine months ended September 30, 2023 and are expected to be incurred in future periods. We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry. Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

Net losses totaled $24.8 million and $24.0 million for the three months ended September 30, 2023 and 2022, respectively, and $66.7 million and $65.0 million for the nine months ended September 30, 2023 and 2022, respectively.
In connection with the 2022 Public Offering, (a) on September 16, 2022, we issued 13,900,000 shares of Common Stock resulting in net proceeds of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3 (defined below), and (b) on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock for net proceeds to the Company of approximately $13.4 million as a result of underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement. On December 22, 2022, we received $260.0 million in connection with the Lantheus License Agreements. We intend to use the net proceeds from these transactions to fulfill our obligations under the Lantheus License Agreements, and for general corporate purposes, funding of development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, licensing of additional product candidates, and supporting our working capital needs.

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
As of September 30, 2023, we had cash, cash equivalents and investments of approximately $399.0 million, which is anticipated to fund operations into 2026. We have based this estimate on current assumptions that may change or prove to be wrong, which would cause us to utilize our available capital resources sooner than we expect. In addition, our cash, cash equivalents and investments are subject to the economic pressures or uncertainties associated with local or global economic recessions, and ongoing geopolitical events. The failure of one or more of the financial institutions in which our cash, cash equivalents or investments are held, any resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by those financial institutions, could impact access to our cash, cash equivalents or investments and could adversely impact our operating liquidity and financial performance.
On July 11, 2022 the SEC declared effective our shelf registration statement on Form S-3 (the “S-3”) that allows the Company to offer and sell to the public up to $400.0 million of our Common Stock, preferred stock, debt securities, warrants to purchase our Common Stock, preferred stock or debt securities, subscription rights to purchase our Common Stock, preferred stock or debt securities and/or units consisting of some or all of these securities, from time to time in one or more offerings. The details of any future offerings, along with the use of proceeds from any securities offered, will be described in a prospectus supplement or other offering materials, at the time of offering. Also covered under the S-3 as part of the $400.0 million total amount registered is an at-the-market offering (“ATM”) of up to $150.0 million of our Common Stock pursuant to a distribution agreement with Piper Sandler & Co. No shares of Common Stock were issued in connection with the ATM as of September 30, 2023. Pursuant to the S-3 and in connection with the 2022 Public Offering, (a) on September 16, 2022 we issued 13,900,000 shares of Common Stock at the public offering price of $9.00 per share, or an aggregate of $125.1 million, resulting in net proceeds to the Company of approximately $117.3 million, excluding certain transaction costs incurred in connection with filing the S-3, and (b) on October 3, 2022, we issued an additional 1,589,779 shares of Common Stock at the public offering price of $9.00 per share, for net proceeds to the Company of approximately $13.4 million as a result of an underwriters exercising their option to purchase additional shares pursuant to the underwriting agreement.

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

Working Capital
Working capital is defined as current assets less current liabilities.
The following table summarizes our total working capital and current assets and liabilities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022	Change
(In U.S. dollars)	$	$	$	%
Current assets	353,246,546	530,822,730	(177,576,184)	(33.5)%
Current liabilities	38,666,277	79,738,440	(41,072,163)	(51.5)%
Total working capital	314,580,269	451,084,290	(136,504,021)	(30.3)%
The decrease in working capital as of September 30, 2023, primarily reflects cash used for (a) operating expenses, including personnel costs and research and development costs as we advance our clinical trials and continue to expand our pipeline, and (b) capital expenditures for equipment and machinery used in our manufacturing facility in Indiana. This was partially offset by interest and other income earned on the Company's cash, cash equivalents and investments. The decrease in current liabilities includes the impact of the payment of income taxes during the nine months ended September 30, 2023 of approximately $31.9 million, which had an equal and offsetting impact to current assets.
Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022	Change
(In U.S. dollars)	$	$	$	%
Net cash flows used in operating activities	(124,859,499)	(53,397,277)	(71,462,222)	133.8%
Net cash flows used in investing activities	(140,007,433)	(176,537,853)	36,530,420	(20.7)%
Net cash flows provided by financing activities	45,973	116,902,265	(116,856,292)	(100.0)%
Net decrease in cash and cash equivalents	(264,820,959)	(113,032,865)	(151,788,094)	134.3%
Cash flows used in Operating Activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash used in operating activities increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to (a) continued advancement of our clinical trials and expansion of our pipeline, as described above, (b) income taxes paid of approximately $31.9 million and (c) the timing of payments of our accounts payable and accrued liabilities.
We believe that the net proceeds from the Lantheus License Agreements and the 2022 Public Offering, together with our available resources and existing cash and cash equivalents, are sufficient to fund our operating expenses capital expenditure requirements into 2026.
Cash flows used in Investing Activities
For the nine months ended September 30, 2023 and 2022, net cash used in investing activities totaled $140.0 million and $176.5 million, respectively. The decrease in cash used in investing activities relates to a reduction in the Company's investment of its available cash resources into fixed income investments. This was partially offset by (a) increased capital expenditures for purchases in connection with our Indianapolis manufacturing facility and (b) purchase of the Note Receivable from Ionetix-α.
Cash flows provided by Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities totaled $46.0 thousand which consists of net proceeds received from the exercise of stock options, partially offset by payments made in connection with the Company's finance lease obligation. For the nine months ended September 30, 2022, net cash provided by financing activities totaled $116.9 million which consisted of the net proceeds received from the (a) issuance of Common Stock in connection with filing the S-3 and (b) exercise of stock options issued to a non-employee consultant.
Contractual Obligations and Other Commitments
The Company, in the normal course of business, enters into various services and supply agreements in connection with its clinical trials to ensure the supply of certain product and product lines during the Company’s clinical phase. These agreements often have minimum purchase commitments and generally terminate upon the termination of the clinical trial. For additional information, see Note 12 to the Q3 2023 Financial Statements.
For additional information related to our license agreements, please also see Note 12 to the Q3 2023 Financial Statements and Notes 14 and 15 to the 2022 Financial Statements.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Q3 2023 Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, POINT Biopharma Inc., POINT Biopharma Corp., POINT Biopharma USA, Inc. and West 78th Street, LLC, pursuant to the rules and regulations of the SEC.
The preparation of the Q3 2023 Financial Statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Q3 2023 Financial Statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Form 10-K except as described below:

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
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rate risk and foreign exchange risk. As of September 30, 2023, there were no material changes to our market risks from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023 and 2022.
ITEM 4. – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on the evaluation described above, as of September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Other than as noted below, we are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
On October 24, 2023, a purported POINT stockholder filed a complaint against POINT and each member of the POINT Board in the United States District Court for the District of Delaware, captioned Clark v. POINT Biopharma Global Inc., et al., Case No. 1:23-cv-01207-UNA (the “Clark Complaint”). On October 25, 2023, a purported POINT stockholder filed a complaint against POINT and each member of the POINT Board in the United States District Court for the District of Delaware, captioned Jones v. POINT Biopharma Global Inc., et al., Case No. 1:23-cv-01213-UNA (the “Jones Complaint”). On October 25, 2023, a purported POINT stockholder filed a complaint against POINT and each member of the POINT Board in the United States District Court for the Southern District of New York, captioned Trinh v. POINT Biopharma Global Inc., et al., Case No. 1:23-cv-09394 (the “Trinh Complaint” and, together with the Clark Complaint and the Jones Complaint, the “Disclosure Complaints”).

The Disclosure Complaints allege, among other things, violations of Sections 14(d) and 14(e) of the Exchange Act and Rule 14d-9 thereunder against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. The plaintiffs contend that the Schedule 14D-9 omitted and/or misrepresented material information regarding the transactions. The Complaints seek injunctive relief preventing the consummation of the transactions, rescissory damages or rescission to the extent the transactions are consummated, an order directing the individual defendants to file a Solicitation/Recommendation Statement on Schedule 14D-9 that does not contain any untrue statements of material fact, an award of plaintiff’s expenses including attorneys’ fees and expenses, and such other relief the court may deem just and proper. POINT has also received certain demand letters from purported stockholders making allegations similar to those contained in the Disclosure Complaints.

In addition, on October 27, 2023, POINT received a demand letter, made pursuant to Section 220 of the DGCL, from a purported stockholder seeking to access and inspect certain of POINT’s books and records relating to the transactions contemplated by the Offer and the Merger Agreement. On November 8, 2023, such purported stockholder filed a complaint against POINT in the Court of Chancery of the State of Delaware pursuant to Section 220 of the DGCL, captioned Samson Ghebremariam v. POINT Biopharma Global, Inc. [sic], Case No. 2023-1135-SEM (the “Section 220 Complaint” and collectively with the Disclosure Complaints, the “Complaints”). Pursuant to the Section 220 Complaint, the plaintiff seeks (i) the right to access and inspect certain of POINT’s books and records relating to the transactions contemplated by the Offer and the Merger Agreement, in order to investigate the processes leading thereto and the independence of POINT’s directors and officers in connection therewith and (ii) an award of the plaintiff’s expenses, including reasonable attorneys’ fees.

POINT believes that each of the claims contained in the Complaints and the related demand letters are without merit.
ITEM 1A. – RISK FACTORS
Factors that could cause our actual results to differ materially from those described in this Quarterly Report on Form 10-Q include, but not limited to, any of the risks and uncertainties described in our 2022 Form 10-K. If any of these risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. We are also including the following additional risk factors below related to the Offer and the Merger, which should be read in conjunction with our description of risk factors in Item 1A, "Risk Factors" of our 2022 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

Risks Related to the Pending Offer and Merger

We may not complete the pending Offer and Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

As described above, on October 2, 2023, we entered into the Merger Agreement, with Parent and Merger Sub. Merger Sub commenced a cash tender offer to purchase all of the Shares, at a price of $12.50 per share, net to the stockholder in cash, without interest and less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Merger Agreement. The Offer commenced on October 13, 2023 and was initially scheduled to expire at one minute after 11:59 p.m., Eastern time, on November 9, 2023. On November 8, 2023, Parent extended the expiration of the Offer until 5:00 p.m., Eastern Time, on November 16, 2023, unless further extended or earlier terminated in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC.

If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our Common Stock may decline to the extent that current market prices of our Common Stock reflect a market assumption that the Merger will be completed on a timely basis or at all. We could be required to pay Parent a termination fee of approximately $54.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.

Consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (a) there shall have been validly tendered in the Offer (and not properly withdrawn) prior to the expiration of the Offer that number of Shares (excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the DGCL) that, when added to the Shares then owned by Parent, Merger Sub or any subsidiary of Parent, would represent at least a majority of the Shares outstanding as of immediately following the consummation of the Offer, (b) the expiration or termination of the waiting period under the HSR Act, (c) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect (as defined in the Merger Agreement)), (d) the Company’s performance in all material respects of its obligations under the Merger Agreement, (e) consent by the U.S. Nuclear Regulatory Commission of the indirect transfer of control with respect to the Company and (f) the other conditions set forth in Exhibit A to the Merger Agreement. On October 23, 2023, Parent and the Company filed their respective Premerger Notification and Report Forms pursuant to the HSR Act with the FTC and the Antitrust Division, initiating a 15-day waiting period. The 15-day waiting period under the HSR Act expired on November 7, 2023 at 11:59 p.m., Eastern time. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. The consummation of the Offer and the Merger is not subject to a financing condition. We cannot provide any assurance that the conditions to the consummation of the Offer and/or the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Offer and the Merger. If we do not consummate the Offer and Merger, the price of our Common Stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our Common Stock.

Stockholder litigation could prevent or delay the consummation of the Offer and Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any existing and future stockholder litigation in connection with the Offer and Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Offer and Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers.

Furthermore, one of the conditions to the consummation of the Offer and the Merger is the absence of any governmental order or law preventing the consummation of the Merger. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the Offer and the Merger from becoming effective within the expected time frame or at all.

The Offer and the Merger will involve substantial costs and will require substantial management resources.

In connection with the consummation of the Offer and the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Offer and the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Offer and the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Parent a termination fee of approximately $54.4 million. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot solicit or initiate discussions with third parties regarding other proposals to acquire the Company and we are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the Merger Agreement or effecting a change in the recommendation of the Board to our stockholders with respect to the Offer and the Merger. The Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee of approximately $54.4 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and Merger.

The pendency of the transactions with Parent and Merger Sub could adversely affect our business, financial results and/or operations.

Our efforts to complete the transactions with Parent and Merger Sub could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transactions are pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transactions and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our Common Stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transactions or termination of the Merger Agreement.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our Shares and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed with the SEC on October 13, 2023.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger.

Pursuant to the Merger Agreement, on October 13, 2023, Merger Sub commenced the Offer to purchase, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, any and all of the issued and outstanding Shares, at a price of $12.50 per Share, to the stockholder in cash, without interest and less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Merger Agreement. In the Merger, each Share issued and outstanding immediately prior to the Effective Time that is not tendered and accepted pursuant to the Offer (other than the Shares owned by the Company or any subsidiary of the Company, Shares held by Parent, Merger Sub or any other subsidiary of Parent, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be canceled and converted into the right to receive the Offer Price in cash and without interest, less any applicable tax withholding. Our stockholders will not receive any shares of Parent or Merger Sub common stock in connection with the Offer or the Merger. As a result, if our business following the consummation of the Merger performs well, our current stockholders will not receive any benefit from the performance of our business following the consummation of the Merger.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of approximately $54.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our Board. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses.

The Offer consideration payable to holders of our Common Stock will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the price of our Common Stock.

The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our Common Stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Offer and Merger, there would be no adjustment to the amount of the proposed Offer consideration.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transactions with Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transactions contemplated by the Merger Agreement. We are obligated to pay these costs and expenses whether or not the transactions are completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, financial condition and results of operations.

If the Merger is not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.

If the Merger is not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations or reduce expenses to remain a going concern, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our Common Stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. Macroeconomic conditions and heightened global uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2023.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. – OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6. – EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of October 2, 2023, by and among Eli Lilly and Company, Yosemite Falls Acquisition Corporation and POINT Biopharma Global Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on October 3, 2023).

3.1	Certificate of Incorporation of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 1, 2021).
3.2	By-laws of POINT Biopharma Global Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 1, 2021).
10.1
Tender and Support Agreement, dated as of October 2, 2023, by and among Eli Lilly and Company, Yosemite Falls Acquisition Corporation and Joe A. McCann (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on October 3, 2023).

10.2
Tender and Support Agreement, dated as of October 2, 2023, by and among Eli Lilly and Company, Yosemite Falls Acquisition Corporation and Allan Charles Silber (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the Company on October 3, 2023).

10.3
Tender and Support Agreement, dated as of October 2, 2023, by and among Eli Lilly and Company, Yosemite Falls Acquisition Corporation and Neil E. Fleshner (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by the Company on October 3, 2023).

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

Date: November 13, 2023

	By:	/s/Joe McCann
Dr. Joe McCann, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Bill Demers
Bill Demers
Chief Financial Officer
(Principal Financial Officer)